Form 10-Q
period 2017-03-22
KALMIN CORP.
filed 2017-03-22
CIK 1685570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-214638

KALMIN CORP.

(Exact name of registrant as specified in its charter)

Nevada	2673
(State or Other Jurisdiction of	Primary Standard Industrial
Incorporation or Organization)	Classification Code Number
37-1832675
IRS Employer
Identification Number

Kalmin Corp.

Alberdi 1045 Caacupe, Paraguay

Tel. +1(702) 879-4171

Email: corp@kalmincorp.com

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (X)       No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,000,000 common shares issued and outstanding as of March 22, 2017.

Kalmin Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of February 28, 2017 (Unaudited) and August 31, 2016 Statement of Operations for the three and six months ended February 28, 2017 (Unaudited)	4 5

	Statement of Cash Flows for the six months ended February 28, 2017 (Unaudited)	6

	Notes to the Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The accompanying interim financial statements of Kalmin Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

KALMIN CORP.

Balance Sheets

(Unaudited)

ASSETS	February 28, 2017	August 31, 2016
Current Assets
Cash and cash equivalents	$2,419	$581
Prepaid expenses	615	2,040
Inventory	2,134	-
Total Current Assets	5,168	2,621
Property and equipment, net of accumulated depreciation	3,092	-
Total Assets	$8,260	$2,621

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,000	$-
Advances from director	8,453	853
Total Liabilities	11,453	853

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Accumulated deficit	(7,193)	(2,232)
Total Stockholder’s Equity (Deficit)	(3,193)	1,768
Total Liabilities and Stockholder’s Equity (Deficit)	$8,260	$2,621

See accompanying notes to these financial statements.

KALMIN CORP.

Statements of Operations

For the Three and Six Months Ended February 28, 2017

(Unaudited)

	Three months ended February 28, 2017	Six months ended February 28, 2017

Revenues	$1,000	$5,300
Cost of Goods Sold	157	830
Gross Profit	843	4,470

Operating Expenses:
General and Administrative Expenses	3,778	9,431
Total Operating Expenses	3,778	9,431

Loss from Operations	(2,935)	(4,961)

Provision for Income Taxes	-	-

Net Loss	$(2,935)	$(4,961)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,000,000	4,000,000

See accompanying notes to these financial statements.

KALMIN CORP.

Statement of Cash Flows

For the Six Months Ended February 28, 2017

(Unaudited)

Six months ended February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,961)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	344
Changes in operating assets and liabilities:
Prepaid expenses	1,425
Inventory	(2,134)
Accounts payable	3,000
Cash Flows Used In Operating Activities	(2,326)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,436)
Cash Flows Used In Investing Activities	(3,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	7,600
Cash Flows Provided By Financing Activities	7,600

Net Increase In Cash	1,838

Cash, beginning of period	581

Cash, end of period	$2,419

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to these financial statements.

KALMIN CORP.

Notes to the Financial Statements

February 28, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Kalmin Corp. (“the Company”, “we”, “us” or “our”) was incorporated on July 20, 2016 in the State of Nevada. We manufacture and sell the necessary equipment for drinking mate - kalabas and bombilla. Many options are available for the production of kalabas (calabash), a traditional vessel for drinking yerba mate, and we choose to use wood and aluminum for reliability and durability. We start with kalabases of a single type and will expand to a range of cup sizes in the future.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of February 28, 2017, and has incurred a net loss.  The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2016 and notes thereto contained in the Company’s Registration Statement on Form S-1.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,419 of cash as of February 28, 2017.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (“FIFO”) method.

KALMIN CORP.

Notes to the Financial Statements

February 28, 2017

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue when the four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of February 28, 2017, the Company has generated limited revenue of $5,300.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2017, there were no potentially dilutive debt or equity instruments issued or outstanding.

KALMIN CORP.

Notes to the Financial Statements

February 28, 2017

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar.  Foreign currency transaction gains and losses are included in other income (expense).

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Subsequent Events

The Company has analyzed its transactions subsequent to February 28, 2017 through the date these financial statements were issued for consideration of any material subsequent events to disclose in these financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

As of February 28, 2017, property and equipment consisted of the following:

	Useful Lives (Years)	February 28, 2017
Machinery and equipment	5	$3,436
Less accumulated depreciation		(344)
Net property and equipment		$3,092

NOTE 5 – ADVANCE FROM DIRECTOR

As of February 28, 2017, our sole director has advanced $8,453 to the Company. This advance is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

On August 23, 2016, the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Company has entered into a one-year rental agreement for office space for a $180 monthly fee, starting on September 1, 2016.

NOTE 8 – INCOME TAXES

As of February 28, 2017, the Company had net operating loss carry forwards of approximately $7,193 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

KALMIN CORP.

Notes to the Financial Statements

February 28, 2017

The valuation allowance at February 28, 2017 was approximately $2,446. The net change in valuation allowance during the six months ended February 28, 2017 was $1,687. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2017.

The provision for federal income tax consists of the following:

	As of February 28, 2017	As of August 31, 2016
Non-current deferred tax assets attributable to:
Net operating loss carry forward	$2,446	$759
Valuation allowance	(2,446)	(759)
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the period of six months ended February 28, 2017 as follows:

Six months ended February 28, 2017
Estimated tax loss	$(4,961)
Statutory rate	34%
Computed “expected” tax expense (benefit)	(1,687)
Change in valuation allowance	1,687
Actual tax expense (benefit)	$-

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Description of business

General

Our company Kalmin Corp. was incorporated on July 20, 2016 in the State of Nevada United States of America, with an established end of fiscal year of August 31. We do have limited revenues, have minimal assets and have incurred losses since inception as of February 28, 2017. We are an early-stage company formed to create special equipment for drinking mate tea – Kalabas.

About Mate tea.

We suppose that mate tea is one of the most useful drinks in the world. That requires special equipment for use, such as Kalabas and Bombilla. Nowadays mate is acquiring more and more fans.

Official research scientists say that mate tea contains practically all the vitamins and substances necessary for the maintenance of normal human life. There is resin fiber, volatile oil, tannin, which is found in many plant substances. Besides - carotene, group A, C, E, B1, B2 vitamins, vitamin B-complex group in a higher concentration than the well-known honey bees’ uterus, riboflavin, niacin, pantothenic acid, biotin, magnesium, calcium, iron, sodium, potassium, manganese, silicon, phosphate, sulfur, hydrochloric acid, chlorophyll, choline, inositol. In its conclusions, the scientists pointed out that a plant with so many essential and vital nutrients - extremely rare in nature.

About our Kalabas and Bombilla.

We will produce kalabas for drinking mate tea. There are many options for the production and we choose to use wood. Kalabas (calabash) is a traditional vessel for drinking yerba mate. In ancient times, Indians kalabas was manufactured from wood gourd. Later, they began to produce vessels of wood, fret, iron framing. The second mandatory attribute is Bombilla. Bombilla previously made of thin hollow trunks of plants. Today it is a whole industry; they are made of metal (stainless steel), silver. The top of the tube is slightly flat mouthpiece, which may be gold-plated or silver, and at the bottom - with a special filter. Bombilla may be straight or slightly curved.

In the future we plan to expand the production and purchase more machines. We are planning to rent a bigger office when are operations are expanded and we attract more customers.

Product

We are going to produce main necessary equipment for drinking mate, which are kalabas and bombilla. We start with the cups of the same size and will expand the range of kalabases in the future. Aluminum and wood are used as raw materials for our production. These materials will last longer, and it has become more popular than the pumpkin, which often cracks. At the end with a special 3D Milling machine we will give the original look and engraved patterns to our product.

In addition we will order the tubes, the Bombilla itself. There are examples of the items:

Production machine

For the manufacture and application of kalabas original engravings and patterns, we need special equipment. This is 3D Milling Machine, which is capable of processing wood, metal, acrylic and porcelain in all axes. Given the size of our products, we have chosen AMAN 4060 4axis 800W Z = 13.

The largest desktop in line at the machine AMAN 4060 4axis 800W Z = 13 is 40x60 cm. At such sizes, the 800-watt spindle, rotary axis, the machine is very promising vehicle for business. The software of the machine supports popular graphic tools, vector and 3D formats, which is convenient for our process, because the variety of the engraving can be more advanced.

The200 Watt Spindle power grabs for the manufacture of tablets, cutting wood, engraving, personalize gifts and related. The dimensions and weight allow us to set the machine in a small room, which reduce our office renting expanses.

The main types of treatment of our machine are as following:

• engraving

• cutting

• 3d-milling

• drilling

• milling and engraving on the pivot axis.

Our machine allows us to handle work with such materials as wood, plastic, plexiglas, chipboard, MDF, plywood and light metals (copper, aluminum, brass).

The main features of our machine are presented as following:

AMAN 4060 800W (z = 13)

Working field size	600 x 400 x 130 mm
Number of axes	4 (XYZ + A-rotary axis)
Spindle power	800W
Water cooling	ER11
Resolution	0.003125 mm
Maximum speed (work / pitch, mm / min)	2000/3000
Spindle speed (rev / min)	to 24000
The control system	Mach3 interface, Windows
Compatible software	MACH3, ARTCAM, TYPE 3, UCANCAM
Power supply	220V ± 10% 50HZ
Dimensions (mm) / Weight (kg)	640x810x530 / 72

The cost of the machine is $3,140. To control the machine will need a computer with LPT-port and installed Windows operating system. In this case our director will use his own computer, until we generated significant revenues or proceeds from this offering to buy a computer for the Company’s needs.

Raw Materials

For reliability and durability, we are going to use wood and aluminum in the production of kalabases. We believe that this material will last longer, and it has become more popular than the pumpkin, which often cracks and use to be a mail material for kalabases manufacturing. Therefore, we will use wood and aluminum in our operations.

The following items can present a full set of our equipment:

- 3D Milling machine

- A computer

- Graphic Apps

- Replacement cutters for the machine

Kalmin Corp. has signed an Equipment Sale Contact with our vendor for supplying equipment and raw materials to our company. The Company also has verbal negotiations with several companies for supplying materials to us. There are no written agreements with any of these companies as of the date of this filing.

Target market

Mate tea is becoming more and more popular in the world. Scientists’ research about which we wrote above only develops the popularity of this tea. This trend is worldwide.

Kalmin Corp. intends to create high-quality and durable product for anyone who wants to take care of their health and drink healthy drinks.

Industry analysis and competition

Many companies in this sector have begun to experiment with the material for production. Some are making kalabas even silicone now. We chose the path of the most useful and reliable material such as wood. For example to compare with pumpkin from which the initial production of kalabas was started from, wood leaves its taste and smell as well as a more durable and long lasting.

Our company will make special beautiful patterns on our kalabas with our 3D Milling machine. We can make individual and unique engraving on our product. Kalmin Corp. will give the originality and beauty to the manufactured products that will release us from the crowd.

Markets

We believe that our product is popular around the world. We will be able to cooperate with shops tea and tea accessories worldwide, when our business is successfully developed. Kalmin Corp. will collaborate with online stores and specialized sites on the subject of mate tea around in Paraguay first and then in the closest neighborhood countries.

As of the dated of this filing we started our production in Caacupe, and fulfilled two initial orders of our products for our first customer, contract with this customer is filed as exhibit to this registration statement.

Marketing

To promote our products, we need a website and cooperation with other specialized sites and online stores. As well as possible local advertising like billboards, search for local buyers. We will search both ways of selling our products at the same time, it will be wholesale and retail sale of kalabases and bombillas.

We are planning to affix every product, including those distributed via retail points, with a business card with information about Kalmin Corp., information about the product and contact details. In orders to enhance the feeling of uniqueness of our products, we may also indicate a unique reference number on the business card to accompany each Kalmin Corp. product. We will develop discount system for our partners and clients.

We can also make individual and unique engravings on our product. Our company is planning to open our own online store in the future, when our operation grows.

Employees

For production, we need only one master. Our director Jose Galarza owns the excellent craft skills and can create kalabases with this 3D Milling machine. He also has skills to use image editor for our machine, which allows him very easily create our products.

Office

According to our calculations, we need a small place for production, about 30-40 sq. m. We can divide our office into two spaces, working place and a small shopping room where you can see examples of our products. As of the date of this filing we have signed a lease agreement for one-year term of leasing an office space of 35 sq. m in Asuncion 1899 Paraguay. The lease agreement is files as an exhibit to this registration statement.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to export and import of products for production and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business; however, we will have to comply with all applicable export and import regulations.

Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this prospectus.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

• Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

• Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

• Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

• Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

• Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

We are an early stage company. Our full business plan entails activities described in the Plan of Operation section below. Long term financing beyond the maximum aggregate amount of this offering may be required to expand our business. The exact amount of funding will depend on the scale of our development and expansion. Our expansion may include expanding our office facilities, hiring sales personnel and entering into agreements with new clients. We have not planned our expansion, and we have not decided yet on the scale of our development and expansion and on exact amount of funding needed for our long term financing.

Our independent registered public accountant has issued a going concern opinion. This means that there is a doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated limited revenues.

To meet our needs for cash we are attempting to raise money from this offering and from selling our kalabases. We believe that we will be able to raise enough money through this offering or through selling our products to continue our proposed operations but we cannot guarantee that once we continue operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from this offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. As of February 28, 2017, we have signed sales contract, and we believe that we might get a production order for this customer in the nearest time.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Even if we raise $60,000 from this offering, it will last one year, but we may need more funds for business operations in the next year, and we will have to revert to obtaining additional money.

Results of operations

Results of Operations for the three and six months ended February 28, 2017:

Revenue and cost of goods sold

For the three months ended February 28, 2017, the Company generated total revenue of $1,000 from selling products to its customer. The cost of goods sold for the three months ended February 28, 2017 was $157, which represents the cost of raw materials.

For the six months ended February 28, 2017, the Company generated total revenue of $5,300. The cost of goods sold for the six months ended February 28, 2017 was $830, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended February 28, 2017 were $3,778. The operating expenses for the three months ended February 28, 2017 included bank charges of $66; depreciation expense of $172; rent expense of $540 and audit fees of $3,000.

Total operating expenses for the six months ended February 28, 2017 were $9,431. The operating expenses for the six months ended February 28, 2017 included bank charges of $432; depreciation expense of $344; rent expense of $1,080; website expense of $200; audit fees of $6,500 and legal fees of $875.

Net Income/Loss

The net loss for the three months ended February 28, 2017 was $2,935.

The net loss for the six months ended February 28, 2017 was $4,961.

Liquidity and capital resources

As at February 28, 2017, our total assets were $8,260 ($2,621 as of August 31, 2016). Total assets were comprised of $5,168 in current assets and $3,092 in fixed assets.

As at February 28, 2017, our current liabilities were $11,453 ($853 as of August 31, 2016) and Stockholders’ deficit was $3,193 (equity of $1,768 as of August 31, 2016).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended February 28, 2017, net cash flows used in operating activities was $2,326.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended February 28, 2017, we used $3,436 of cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended February 28, 2017, net cash flows generated by financing activities was $7,600.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and do have limited revenues as of February 28, 2017. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Through February 28, 2017, we have generated limited revenues of $5,300 from selling our kalabases and bombillas to our customers.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Caacupe, Paraguay on March 22, 2017.

By:	/s/	Jose Galarza
	Name:	Jose Galarza
	Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)