Form 10-Q
period 2017-05-31
KALMIN CORP.
filed 2017-07-13
CIK 1685570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company ( )	Emerging growth company (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (X)       No ()

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,491,500 common shares issued and outstanding as of July 13, 2017.

Kalmin Corp.

QUARTERLY REPORT ON FORM 10-Q

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

KALMIN CORP.

Balance Sheets

(Unaudited)

ASSETS	May 31, 2017	August 31, 2016
Current Assets
Cash and cash equivalents	$2,716	$581
Prepaid expenses	1,335	2,040
Inventory	5,709	-
Total Current Assets	9,760	2,621
Property and equipment, net of accumulated depreciation	2,920	-
Total Assets	$12,680	$2,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	1,600	-
Advances from director	$8,453	$853
Total Liabilities	10,053	853

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,381,500 and 4,000,000 shares issued and outstanding	4,381	4,000
Additional paid-in capital	6,961	-
Accumulated deficit	(8,715)	(2,232)
Total Stockholder’s Equity	2,627	1,768
Total Liabilities and Stockholders’ Equity	$12,680	$2,621

See accompanying notes to these financial statements.

KALMIN CORP.

Statements of Operations

For the Three and Nine Months Ended May 31, 2017

(Unaudited)

	Three months ended May 31, 2017	Nine months ended May 31, 2017

Revenues	$16,600	$21,900
Cost of Goods Sold	3,044	3,874
Gross Profit	13,556	18,026

Operating Expenses:
General and Administrative Expenses	15,078	24,509
Total Operating Expenses	15,078	24,509

Loss from Operations	(1,522)	(6,483)

Provision for Income Taxes	-	-

Net Loss	$(1,522)	$(6,483)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,101,902	4,034,341

See accompanying notes to these financial statements.

KALMIN CORP.

Statement of Cash Flows

For the Nine Months Ended May 31, 2017

(Unaudited)

Nine months ended May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,483)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	516
Changes in operating assets and liabilities:
Prepaid expenses	705
Inventory	(5,709)
Accrued expenses	1,600
Cash Flows Used In Operating Activities	(9,371)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(3,436)
Cash Flows Used In Investing Activities	(3,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	7,600
Proceeds from sale of common stock	7,342
Cash Flows Provided By Financing Activities	14,942

Net Increase In Cash	2,135

Cash, beginning of period	581

Cash, end of period	$2,716

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to these financial statements.

KALMIN CORP.

Notes to the Financial Statements

May 31, 2017

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had limited revenues as of May 31, 2017, and has incurred a net loss.  The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

May 31, 2017

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

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2017, there were no potentially dilutive debt or equity instruments issued or outstanding.

KALMIN CORP.

Notes to the Financial Statements

May 31, 2017

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar.  Foreign currency transaction gains and losses are included in other income (expense).

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Subsequent Events

The Company has analyzed its transactions subsequent to May 31, 2017 through the date these financial statements were issued for consideration of any material subsequent events to disclose in these financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

As of May 31, 2017, property and equipment consisted of the following:

	Useful Lives (Years)	May 31, 2017
Machinery and equipment	5	$3,436
Less accumulated depreciation		(516)
Net property and equipment		$2,920

NOTE 5 – ADVANCE FROM DIRECTOR

As of May 31, 2017, our sole director has advanced $8,453 to the Company. This advance is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

On August 23, 2016, the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

In April 2017, the Company issued 175,000 shares of common stock at $0.02 per share for cash proceeds of $3,371, net of issuance costs of $129.

In May 2017, the Company issued 206,500 shares of common stock at $0.02 per share for cash proceeds of $3,971, net of issuance costs of $159.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement for office space for a $180 monthly fee, starting on September 1, 2016. On May 15, 2017, the Company signed an amendment to the rental agreement, extending the lease term for one year until September 1, 2018, with an option of further extension.

KALMIN CORP.

Notes to the Financial Statements

May 31, 2017

NOTE 8 – INCOME TAXES

As of May 31, 2017, the Company had net operating loss carry forwards of approximately $8,700 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at May 31, 2017 was $2,963. The net change in valuation allowance during the nine months ended May 31, 2017 was $2,204. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2017.

The provision for federal income tax consists of the following:

	As of May 31, 2017	As of August 31, 2016
Non-current deferred tax assets attributable to:
Net operating loss carry forward	$2,963	$759
Valuation allowance	(2,963)	(759)
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the nine months and three months ended May 31, 2017 as follows:

	Nine months ended May 31, 2017	Three months ended May 31, 2017
Computed “expected” tax expense (benefit) at 34%	$(2,204)	$(517)
Change in valuation allowance	2,204	517
Actual tax expense (benefit)	$-	-

NOTE 9 – SUBSEQUENT EVENTS

In June 2017, the Company issued 110,000 shares of common stock at $0.02 per share for cash proceeds of $2,078, net of issuance costs of $122.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Description of business

General

Our company Kalmin Corp. was incorporated on July 20, 2016 in the State of Nevada United States of America, with an established end of fiscal year of August 31. We do have limited revenues, have minimal assets and have incurred losses since inception as of May 31, 2017. We are an early-stage company formed to create special equipment for drinking mate tea – Kalabas.

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

To meet our needs for cash we are attempting to raise money from this offering and from selling our kalabases. We believe that we will be able to raise enough money through this offering or through selling our products to continue our proposed operations but we cannot guarantee that once we continue operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from this offering and will need to find alternative sources. As of May 31, 2017, we have signed two sales contracts, and got a production orders for this customers.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Even if we raise $60,000 from this offering, it will last one year, but we may need more funds for business operations in the next year, and we will have to revert to obtaining additional money.

Results of operations

Results of Operations for the three and nine months ended May 31, 2017:

Revenue and cost of goods sold

For the three months ended May 31, 2017, the Company generated total revenue of $16,600 from selling products to its customer. The cost of goods sold for the three months ended May 31, 2017 was $3,044, which represents the cost of raw materials.

For the nine months ended May 31, 2017, the Company generated total revenue of $21,900. The cost of goods sold for the nine months ended May 31, 2017 was $3,874, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended May 31, 2017 were $15,078. The operating expenses for the three months ended May 31, 2017 included advertising expense of $6,900; bank charges of $691; depreciation expense of $172; office supplies of $5,175; rent expense of $540; audit fees of $1,600.

Total operating expenses for the nine months ended May 31, 2017 were $24,509. The operating expenses for the nine months ended May 31, 2017 included advertising expense of $6,900; bank charges of $1,123; depreciation expense of $516; office supplies of $5,175; rent expense of $1,620; website expense of $200; audit fees of $8,100 and legal fees of $875.

Net Loss

The net loss for the three months ended May 31, 2017 was $1,522.

The net loss for the nine months ended May 31, 2017 was $6,483.

Liquidity and capital resources

As of May 31, 2017, our total assets were $12,680, compared to $2,621 as of August 31, 2016. Total assets were comprised of $9,760 in current assets and $2,920 in fixed assets.

As of May 31, 2017, our current liabilities were $10,053, compared to $853 as of August 31, 2016.  Stockholders’ equity was $2,627, compared to $1,768 as of August 31, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months ended May 31, 2017, net cash flows used in operating activities was $9,371.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended May 31, 2017, we used $3,436 of cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended May 31, 2017, net cash flows generated by financing activities was $14,942.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and do have limited revenues as of May 31, 2017. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Through May 31, 2017, we have generated revenues of $21,900 from selling our kalabases and bombillas to our customers.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Caacupe, Paraguay on July 13, 2017.

By:	/s/	Jose Galarza
	Name:	Jose Galarza
	Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)