Form 10-K
period 2017-08-31
KALMIN CORP.
filed 2017-12-06
CIK 1685570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-214638

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

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company ( )	Emerging growth company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,836,500 common shares issued and outstanding as of September 25, 2017.

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

General

Our company Kalmin Corp. was incorporated on July 20, 2016 in the State of Nevada United States of America, with an established end of fiscal year of August 31. We do have limited revenues, have minimal assets and have incurred losses since inception as of August 31, 2017. We are an early-stage company formed to create special equipment for drinking mate tea – Kalabas.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of August 31, 2017, the 4,811,500 issued and outstanding shares of common stock were held by a total of 31 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended August 31, 2017 and 2016.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

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

In July 2017, the Company issued 180,000 shares of common stock at $0.02 per share for cash proceeds of $3,580, net of issuance costs of $20.

In August 2017, the Company issued 140,000 shares of common stock at $0.02 per share for cash proceeds of $2,780, net of issuance costs of $20.

There were 4,811,500 shares of common stock issued and outstanding as of August 31, 2017.

Purchase of our Equity Securities by Officers and Directors

On August 23, 2016, the Company offered and sold 4,000,000 restricted shares of common stock to our president and director, Jose Galarza, for a purchase price of $0.001 per share, for aggregate offering proceeds of $4,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Basis of presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Cash and Cash Equivalents

All of the cash is maintained with the Bank of America, one of the major financial institutions in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments with the original maturities of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of August 31, 2017 and 2016.

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

Advertising

Advertising expenses consisted of marketing expenses and promotional activity expenses, and are recognized when incurred. Total advertising expense was $3,745 and $0 for the year ended August 31, 2017 and the period from July 20, 2016 (inception) to August 31, 2016, respectively.

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

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2017 and 2016, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar.  Foreign currency transaction gains and losses are included in other income (expense).

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Results of operations

Results of Operations for the year ended August 31, 2017 and the period from July 20, 2016 (inception) to August 31, 2016:

Revenue and cost of goods sold

For the year ended August 31, 2017, the Company generated total revenue of $26,000 from selling products to its customer. The cost of goods sold for the year ended August 31, 2017 was $6,030, which represents the cost of raw materials.

For the period from July 20, 2016 (inception) to August 31, 2016, the Company generated no revenue. The cost of goods sold for the period from July 20, 2016 (inception) to August 31, 2016, was $0, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the year ended August 31, 2017 were $22,068. The operating expenses for the year ended August 31, 2017 included advertising expense of $3,745; bank charges of $1,726; depreciation expense of $954; utilities of $1,018; office supplies of $1,290; rent expense of $2,160; website of $200; audit fees of $10,100; legal fees of $875.

Total operating expenses for the period from July 20, 2016 (inception) to August 31, 2016 were $2,232. The operating expenses for the year ended August 31, 2016 included professional services of $623; bank charges of $109; and legal fees of $1,500.

Net Loss

The net loss for the year ended August 31, 2017 was $2,098.

The net loss for the year ended August 31, 2016 was $2,232.

Liquidity and capital resources

As of August 31, 2017, our total assets were $36,903, compared to $2,621 as of August 31, 2016. Total assets were comprised of $27,272 in current assets and $9,631 in fixed assets.

As of August 31, 2017, our current liabilities were $21,453, compared to $853 as of August 31, 2016.  Stockholders’ equity was $15,450, compared to $1,768 as of August 31, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the year ended August 31, 2017, net cash flows used in operating activities was $22,355, due to its net loss of $2,098, depreciation of $954, increase in prepaid expenses of $8,303 and increase in inventory of $12,908.

CASH FLOWS FROM INVESTING ACTIVITIES

For year ended August 31, 2017, we used $10,585 of cash in investing activities, due to purchase of equipment and furniture.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended August 31, 2017, net cash flows generated by financing activities was $36,380, due to loan from director of $20,600 and proceeds from sale of common stock of $15,780.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

KALMIN CORP.

FINANCIAL STATEMENTS

Year ended August 31, 2017 and the period from July 20, 2016 (inception) to August 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kalmin Corp.

Caacupe, Paraguay

We have audited the accompanying balance sheet of Kalmin Corp. as of August 31, 2016, and the related statements of operations, stockholders’ equity, and cash flows for the period from July 20, 2016 (inception) to August 31, 2016.  Kalmin Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kalmin Corp. as of August 31, 2016, and the results of its operations and its cash flows for the period from July 20, 2016 (inception) to August 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Kalmin Corp. will continue as a going concern.  As discussed in Note 2 to the financial statements, Kalmin Corp. has not established a stabilized source of revenue sufficient to cover its operating costs over an extended period of time, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

November 7, 2016

KALMIN CORP.

Balance Sheets

(Audited)

ASSETS	August 31, 2017	August 31, 2016
Current Assets
Cash and cash equivalents	$4,021	$581
Prepaid expenses	10,343	2,040
Inventory	12,908	-
Total Current Assets	27,272	2,621
Property and equipment, net of accumulated depreciation	9,631	-
Total Assets	$36,903	$2,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Advances from director	$21,453	$853
Total Liabilities	21,453	853

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,811,500 and 4,000,000 shares issued and outstanding	4,811	4,000
Additional paid-in capital	14,969	-
Accumulated deficit	(4,330)	(2,232)
Stockholders’ Equity	15,450	1,768
Total Liabilities and Stockholders’ Equity	$36,903	$2,621

See accompanying notes to these financial statements.

KALMIN CORP.

Statements of Operations

For the Year Ended August 31, 2017 and the Period from July 20, 2016 (inception) to August 31, 2016 (Audited)

	Year ended August 31, 2017	Period From July 20, 2016 (inception) to August 31, 2016

Revenues	$26,000	$-
Cost of Goods Sold	6,030	-
Gross Profit	19,970	-

Operating Expenses:
General and Administrative Expenses	22,068	2,232
Total Operating Expenses	22,068	2,232

Loss from Operations	(2,098)	(2,232)

Provision for Income Taxes	-	-

Net Loss	$(2,098)	$(2,232)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,174,597	837,209

See accompanying notes to these financial statements.

KALMIN CORP.

Statement of Changes in Stockholders’ Equity

For the Year Ended August 31, 2017 and the Period from July 20, 2016 (inception) to August 31, 2016

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity

Inception, July 20, 2016	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share for the period ended August 31, 2016	4,000,000	4,000	-	-	4,000

Net loss	-	-	-	(2,232)	(2,232)

Balance, August 31, 2016	4,000,000	$4,000	$-	$(2,232)	$1,768

Shares issued for cash for the year ended August 31, 2017	811,500	811	14,969	-	15,780

Net loss	-	-	-	(2,098)	(2,098)

Balance, August 31, 2017	4,811,500	$811	$14,969	$(2,098)	$15,450

See accompanying notes to these financial statements.

KALMIN CORP.

Statement of Cash Flows

For the Year Ended August 31, 2017 and the Period From July 20, 2016 (inception) to August 31, 2016 (Audited)

	Year ended August 31, 2017	Period From July 20, 2016 (inception) to August 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,098)	(2,232)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	954	-
Changes in operating assets and liabilities:
Prepaid expenses	(8,303)	(2,040)
Inventory	(12,908)	-
Cash Flows Used In Operating Activities	(22,355)	(4,272)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(6,700)	-
Purchase of furniture	(3,885)
Cash Flows Used In Investing Activities	(10,585)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	20,600	853
Proceeds from sale of common stock	15,780	4,000
Cash Flows Provided By Financing Activities	36,380	4,853

Net Increase In Cash	3,440	581

Cash, beginning of period	581	-

Cash, end of period	$4,021	581

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

See accompanying notes to these financial statements.

KALMIN CORP.

Notes to the Financial Statements

August 31, 2017 and 2016

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had $26,000 revenues for the year ended August 31, 2017; but incurred a net loss.  The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Cash and Cash Equivalents

All of the cash is maintained with the Bank of America, one of the major financial institutions in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments with the original maturities of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of August 31, 2017 and 2016.

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

KALMIN CORP.

Notes to the Financial Statements

August 31, 2017

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

Advertising

Advertising expenses consisted of marketing expenses and promotional activity expenses, and are recognized when incurred. Total advertising expense was $3,745 and $0 for the year ended August 31, 2017 and the period from July 20, 2016 (inception) to August 31, 2016, respectively.

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

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2017 and 2016, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar.  Foreign currency transaction gains and losses are included in other income (expense).

KALMIN CORP.

Notes to the Financial Statements

August 31, 2017

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

As of August 31, 2017, property and equipment consisted of the following:

	Useful Lives (Years)	August 31, 2017
Machinery and equipment	5	$6,700
Less accumulated depreciation		(760)
Furniture		3,885
Less accumulated depreciation		(194)
Net property and equipment		$9,631

Depreciation expense for the Year ended August 31, 2017 and the period from July 20, 2016 (inception) to August 30, 2016 was $954 and $0 respectively.

NOTE 5 – ADVANCE FROM DIRECTOR

In July 2016, the Company executed an agreement with the President to loan the Company an amount not more than $25,000. As of August 31, 2017, the Company’s President has advanced $21,453 to the Company. This advance is unsecured, non-interest bearing and due on demand.

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

In July 2017, the Company issued 180,000 shares of common stock at $0.02 per share for cash proceeds of $3,580, net of issuance costs of $20.

In August 2017, the Company issued 140,000 shares of common stock at $0.02 per share for cash proceeds of $2,780, net of issuance costs of $20.

On August 23, 2016 the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement for office space for a $180 monthly fee, starting on September 1, 2016. On May 15, 2017, the Company signed an amendment to the rental agreement, extending the lease term for one year until September 1, 2018, with an option of further extension. Lease expenses for the year ended August 31, 2017 and the period from July 20, 2016 (inception) to August 31, 2016 were $2,160 and $0 respectively.

KALMIN CORP.

Notes to the Financial Statements

August 31, 2017

NOTE 8 – INCOME TAXES

As of August 31, 2017, the Company had net operating loss carry forwards of approximately $4,330 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The valuation allowance at August 31, 2017 was $1,472. The net change in valuation allowance during the year ended August 31, 2017 was $713. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2017.

The provision for federal income tax consists of the following:

	As of August 31, 2017	As of August 31, 2016
Non-current deferred tax assets attributable to:
Net operating loss carry forward	$1,472	$759
Valuation allowance	(1,472)	(759)
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the year ended August 31, 2017 and the period from July 20, 2016 (inception) to August 31, 2016 as follows:

	Year ended August 31, 2017	Period From July 20, 2016 (inception) to August 31, 2016
Computed “expected” tax expense (benefit) at 34%	$(713)	$(759)
Change in valuation allowance	713	759
Actual tax expense (benefit)	$-	-

NOTE 9 – SUBSEQUENT EVENTS

The Company has analyzed its transactions subsequent to August 31, 2017 to the date these financial statements were issued for consideration of any material subsequent events to disclose in these financial statements, other than shares issuance of common stock. In connection with the appointment of Karel Astride Oulai, on September 20, 2017, Ms. Oulai will be issued with 1,000,000 shares of the Company’s common stock for her services through the end of Company’s fiscal year on August 31, 2018. The exercise price of the stock options is $0.001 per share.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A (T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.      We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.      We did not maintain appropriate cash controls – As of August 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.      We did not implement appropriate information technology controls – As at August 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Jose Galarza Alberdi 1045 Caacupe, Paraguay	22	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Jose Galarza has acted as our President, treasurer, secretary and director since our incorporation on July 20, 2016. There was no any arrangement or understanding between Mr. Galarza and any other person(s) pursuant to which he was selected as a director of the company. Last job of Mr. Galarza was working as a freelancer in creating and modeling of 3D objects such as prototypes of toys, furniture, vases and dishes. Mr. Galarza is currently engaged only in operation of Kalmin Corp. and he does not have any other job or business activities except our company. Mr. Galarza owns 83% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Galarza was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Mr. Galarza intends to spend 75% of his time to planning and organizing activities of Kalmin Corp., which means he will devote approximately 20 hours per week to the company’s business.

During the past ten years, Mr. Galarza has not been the subject to any of the following events:

1.         Any bankruptcy petition filed by or against any business of which Mr. Galarza was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.         Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.         An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Galarza’s involvement in any type of business, securities or banking activities.

4.         Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.         Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.         Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.         Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.          Any Federal or State securities or commodities law or regulation; or

ii.         Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.         Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.         Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, Jose Galarza, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no existing relationships which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to our management and us.

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer as of August 31, 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Jose Galarza President and Treasurer	August 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Galarza currently devotes approximately 75% of his time to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following tables set forth director compensation as of August 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jose Galarza	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2017: (i) each person (including any group) knew to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Jose Galarza, Alberdi 1045 Caacupe, Paraguay	4,000,000 shares of common stock (direct)		83%

				83%

(1)   A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of August 31, 2017, there were 4,811,500 shares of our common stock issued and outstanding.

Future sales by existing stockholders

A total of 4,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale. Such shares can only be sold after six months provided that the issuer of the securities is, and has been for a period of at least 90 days immediately before the sale, subject to the reporting requirements of section 13 or 15(d) of the Exchange Act.

As we are a “shell company” as that term is defined by the applicable federal securities laws, because of the nature and amount of our assets and our very limited operations, applicable provisions of Rule 144 specify that during that time that we are a “shell company” and for a period of one year thereafter, holders of our restricted securities cannot sell those securities in reliance on Rule 144. As result, one year after we cease being a “shell company”, assuming we are current in our reporting requirements with the Securities and Exchange Commission, holders of our restricted securities may then sell those securities in reliance on Rule 144 (provided, however, those holders satisfy all of the applicable requirements of that rule). For us, to cease being a “shell company”, we must have more than nominal operations history and more assets and revenues.

Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There is one holder of record for our common stock. The record holder is our sole officer and director who own 4,000,000 restricted shares of our common stock.

Item 13. Certain Relationships and Related Transactions

Jose Galarza is our officer, director, control person and promoter and he shall receive no compensation for the placement of the offering. There is no any promoter(s) of the company other than Mr. Galarza.

On August 23, 2016 we issued a total of 4,000,000 shares of restricted common stock to Jose Galarza in consideration of $4,000. Further, Mr. Galarza has advanced funds to us. Mr. Galarza will not be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Mr. Galarza. Jose Galarza will be repaid from revenues of operations if and when we generate significant revenues to pay the obligation. There is no assurance that we will ever generate significant revenues from our operations. The obligation to Mr. Galarza does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Galarza or the repayment of the funds to Mr. Galarza. We have a verbal agreement with Mr. Galarza that, if necessary, he will loan the company funds to complete the registration process.

As of August 31, 2017 our company Kalmin Corp. has generated revenues of $26,000 from selling our kalabases and bombillas to our customers.

Item 14. Principal Accountant Fees and Services

Our independent auditor, Accell Audit & Compliance, PA, billed an aggregate of $9,500 the year ended August 31, 2017 and for professional services rendered for the audit of the Company’s annual financial statements. Our previous independent auditor, GBH CPAs, PC, billed during the fiscal year ended August 31, 2017, approximately $10,100 for professional services rendered in connection with the audit of our August 31, 2016 financial statements and for the reviews of our financial statements for the quarters ended November 30, 2016, February 28, 2017, and May 31, 2017.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Caacupe, Paraguay on December 6, 2017.

By:	/s/	Jose Galarza
	Name:	Jose Galarza
	Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)