Form 10-Q
period 2017-11-30
KALMIN CORP.
filed 2018-01-16
CIK 1685570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2017

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

Tel. +14153252151

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,836,500 common shares issued and outstanding as of November 30, 2017.

Kalmin Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of November 30, 2017 (Unaudited) and August 31, 2017 Statement of Operations for the three months ended November 30, 2017 and 2016 (Unaudited)	4 5

	Statement of Cash Flows for the three months ended November 30, 2017 and 2016 (Unaudited)	6

	Notes to the Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Securities Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

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

KALMIN CORP.

Balance Sheets

ASSETS	November 30, 2017 (Unaudited)	August 31, 2017
Current Assets
Cash and cash equivalents	$10,383	$4,021
Prepaid expenses	8,078	10,343
Inventory	4,874	12,908
Total Current Assets	23,335	27,272
Property and equipment, net of accumulated depreciation	9,102	9,631
Total Assets	$32,437	$36,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Customer deposits	10,150	-
Advances from director	$21,453	$21,453
Total Liabilities	31,603	21,453

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,836,500 and 4,811,500 shares issued and outstanding	4,837	4,811
Additional paid-in capital	15,444	14,969
Accumulated deficit	(19,447)	(4,330)
Total Stockholder’s Equity	834	15,450
Total Liabilities and Stockholders’ Equity	$32,437	$36,903

See accompanying notes to these financial statements.

KALMIN CORP.

Statements of Operations

For the Three Months Ended November 30, 2017 and 2016

(Unaudited)

	Three months ended November 30, 2017	Three months ended November 30, 2016

Revenues	$13,616	$4,300
Cost of Goods Sold	6,668	673
Gross Profit	6,948	3,627

Operating Expenses:
General and Administrative Expenses	22,064	5,653
Total Operating Expenses	22,064	5,653

Loss from Operations	(15,116)	(2,026)

Provision for Income Taxes	-	-

Net Loss	$(15,116)	$(2,026)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,835,401	4,000,000

See accompanying notes to these financial statements.

KALMIN CORP.

Statement of Cash Flows

For the Three Months Ended November 30, 2017 and 2016

(Unaudited)

	Three months ended November 30, 2017	Three months ended November 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,116)	(2,026)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	529	172
Changes in operating assets and liabilities:		./cl/
Prepaid expenses	2,265	(15)
Inventory	8,034	(1,391)
Customer deposits	10,150	-
Cash Flows Used In Operating Activities	5,862	(3,260)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(3,436)
Cash Flows Used In Investing Activities	-	(3,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	-	7,600
Proceeds from sale of common stock	500	-
Cash Flows Provided By Financing Activities	500	7,600

Net Increase In Cash	6,362	904

Cash, beginning of period	4,021	581

Cash, end of period	$10,383	1,485

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

See accompanying notes to these financial statements.

KALMIN CORP.

Notes to the Financial Statements

November 30, 2017

(Unaudited)

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had $13,616 revenues for the three months ended November 30, 2017; but incurred a net loss.  The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

All of the cash is maintained with the Bank of America, one of the major financial institutions in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments with the original maturities of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of November 30, 2017 and 2016.

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

November 30, 2017

(Unaudited)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (“FIFO”) method.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using the straight-line method over the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Fair Value of Financial Instruments

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Advertising

Advertising expenses consisted of marketing expenses and promotional activity expenses, and are recognized when incurred. Total advertising expense was $1,725 and $0 for the three months ended November 30, 2017 and 2016, respectively.

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

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2017 and 2016, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar.  Foreign currency transaction gains and losses are included in other income (expense).

KALMIN CORP.

Notes to the Financial Statements

November 30, 2017

(Unaudited)

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

As of November 30, 2017, property and equipment consisted of the following:

	Useful Lives (Years)	November 30, 2017
Machinery and equipment	5	$6,700
Furniture		3,885
Less accumulated depreciation		(1,483)
Net property and equipment		$9,102

Depreciation expense for the three months ended November 30, 2017 and 2016 was $529 and $172 respectively.

NOTE 5 – ADVANCE FROM DIRECTOR

In July 2016, the Company executed an agreement with the President to loan the Company an amount not more than $25,000. As of November 30, 2017, the Company’s President has advanced $21,453 to the Company. This advance is unsecured, non-interest bearing and due on demand.

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

In September 2017, the Company issued 25,000 shares of common stock at $0.02 per share for cash proceeds of $500.

KALMIN CORP.

Notes to the Financial Statements

November 30, 2017

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement for office space for a $180 monthly fee, starting on September 1, 2016. On May 15, 2017, the Company signed an amendment to the rental agreement, extending the lease term for one year until September 1, 2018, with an option of further extension. Lease expenses for the three months ended November 30, 2017 and 2016 were $540 and $540, respectively.

NOTE 8 – INCOME TAXES

As of November 30, 2017, the Company had net operating loss carry forwards of approximately $19,447 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at November 30, 2017 was $6,612. The net change in valuation allowance during the three months ended November 30, 2017 was $5,140. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of November 30, 2017.

The provision for federal income tax consists of the following:

	As of November 30, 2017	As of August 31, 2017
Non-current deferred tax assets attributable to:
Net operating loss carry forward	$6,612	$1,472
Valuation allowance	(6,612)	(1,472)
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the three months ended November 30, 2017 as follows:

	Three months ended November 30, 2017	Three months ended November 30, 2016
Computed “expected” tax expense (benefit) at 34%	$(5,140)	$(689)
Change in valuation allowance	5,140	689
Actual tax expense (benefit)	$-	-

KALMIN CORP.

Notes to the Financial Statements

November 30, 2017

(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

The Company has analyzed its transactions subsequent to November 30, 2017 through the date these financial statements were issued for consideration of any material subsequent events to disclose in these financial statements. In connection with the appointment of Karel Astride Oulai, as Treasurer and Secretary of the Company, on September 20, 2017, Ms. Oulai will be issued with 1,000,000 shares of the Company’s common stock for her services through the end of Company’s fiscal year on August 31, 2018. The exercise price of the stock options is $0.001 per share.

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

Description of business

General

Our company Kalmin Corp. was incorporated on July 20, 2016 in the State of Nevada, United States of America, with an established end of fiscal year of August 31. We have generated limited revenues, have minimal assets and have incurred losses since inception as of November 30, 2017. We are an early-stage company formed to create special equipment for drinking mate tea – kalabas.

About mate tea.

We believe that mate tea is one of the most useful drinks in the world, that requires special equipment for use, such as kalabas and bombilla. Nowadays mate tea is acquiring more and more fans.

Official research scientists say that mate tea contains practically all the vitamins and substances necessary for the maintenance of normal human life. Scientists point out that a plant with so many essential and vital nutrients is extremely rare in nature.

About our kalabas and bombilla.

We produce kalabas for drinking mate tea. There are many raw materials options for production and we choose to use wood. Kalabas (calabash) are a traditional vessel for drinking yerba mate. In ancient times, Indian kalabas was manufactured from wood gourd. Later, they began to produce vessels of wood, fret and iron framing. Bombilla are metal straw-filters for drinking mate tea. Bombilla previously made of thin hollow trunks of plants. Today they are made of metal (stainless steel). The top of the tube is slightly flat mouthpiece, which may be gold-plated or silver, and at the bottom there is a special filter. Bombilla may be straight or slightly curved.

In the future, we plan to expand production and purchase more machines. We are planning to rent a bigger office when our operations are expanded and we attract more customers.

Product

We produce necessary equipment for drinking mate, which are kalabas and bombilla. We started with cups of the same size and will expand the range of kalabases in the future. Aluminum and wood are used as raw materials for our production. These materials will last longer and are more popular than pumpkin, which often cracks. At the end, with a special 3D Milling machine, we create an original look and engraved patterns in our product.

In addition we will order bombilla. There are examples of the items:

Production machine

For the manufacture and application of kalabas original engravings and patterns, we use special equipment: 3D Milling Machine, which is capable of processing wood, metal, acrylic and porcelain in all axes. Due to the size of our products, we use AMAN 4060 4axis 800W Z = 13.

The software of the machine supports popular graphic tools, vector and 3D formats, which is convenient for our process, because the variety of the engraving can be more advanced.

The dimensions and weight allow us to set the machine in a small room, which reduces our office rent expense.

The main functions of our machine are as following:

• engraving

• cutting

• 3d-milling

• drilling

• milling and engraving on the pivot axis.

Our machine allows us to work with such materials as wood, plastic, plexiglas, chipboard, MDF, plywood and light metals (copper, aluminum, brass).

The main features of our machine are as follows:

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

The cost of the machine is $3,140. To control the machine, we use a computer with an LPT-port and installed Windows operating system. Our director will use his own computer, until we generate significant revenues or proceeds from this offering to buy a computer for the Company’s needs.

Raw Materials

We use wood and aluminum in the production of kalabases. We believe that these material will last longer and are more popular than pumpkin, which often cracks.

The following items compose our equipment:

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

Target market

Mate tea is becoming more and more popular in the world. Scientists’ research, mentioned previously, contributes to the popularity of this tea. This trend is worldwide.

Kalmin Corp. intends to create high-quality and durable product for anyone who wants to take care of their health and drink healthy drinks.

Industry analysis and competition

Many companies in this sector have begun to experiment with the materials for production. Some are even making kalabas silicone now. We chose the path of the most useful and reliable material such as wood. In comparison with pumpkin, which was initially used to produce kalabas, wood creates a better taste and smell and is more durable and long lasting.

Our company will make special, beautiful patterns on our kalabas with our 3D Milling machine. We can make individual and unique engravings on our product. Kalmin Corp. will give originality and beauty to the manufactured products that will distinguish us from the crowd.

Markets

We believe that our product is popular around the world. We will be able to cooperate with tea and tea accessories shops worldwide when our business is successfully developed. Kalmin Corp. will collaborate with online stores and specialized websites based in Paraguay first and then in the closest neighboring countries.

Marketing

To promote our products, we need a website and to cooperate with other specialized websites and online stores. We will also seek local advertising like billboards. We will engage in both the wholesale and retail sale of kalabases and bombillas.

We are planning to affix every product, including those distributed via retail points, with a business card with information about Kalmin Corp., information about the product and contact details. In order to enhance the feeling of uniqueness of our products, we may also indicate a unique reference number on the business card to accompany each Kalmin Corp. product. We will develop a discount system for our partners and clients.

We can also make individual and unique engravings on our product.

Employees

Our director Jose Galarza has excellent craft skills and can create kalabases with the 3D Milling machine. He also has skills to use image editor for our machine, which allows him to easily create our products.

Office

As of the date of this filing we have signed a lease agreement for one-year term of leasing an office space of 35 sq. m in Asuncion 1899 Paraguay.

Insurance

We have not obtained any insurance and do not intend to obtain insurance in the future. Because we do not have any insurance, if we are made a party of a product liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

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

Results of operations

Results of Operations for the three months ended November 30, 2017 and 2016:

Revenue and cost of goods sold

For the three months ended November 30, 2017, the Company generated total revenue of $13,616 from selling products to its customer. The cost of goods sold for the three months ended November 30, 2017 was $6,668, which represents the cost of raw materials.

For the three months ended November 30, 2016, the Company generated total revenue of $4,300. The cost of goods sold for the three months ended November 30, 2016 was $673, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended November 30, 2017 were $22,064. The operating expenses for the three months ended November 30, 2017 included advertising expense of $1,725; bank charges of $189; depreciation expense of $529; miscellaneous expense of $1,366; professional fees of $6,215; rent expense of $540; audit fees of $9,500; legal fees of $2,000.

Total operating expenses for the three months ended November 30, 2016 were $5,653. The operating expenses for the three months ended November 30, 2016 included bank charges of $367; depreciation expense of $172; rent expense of $540; website expense of $200; audit fees of $3,500 and legal fees of $875.

Net Loss

The net loss for the three months ended November 30, 2017 was $15,116.

The net loss for the three months ended November 30, 2016 was $2,026.

Liquidity and capital resources

As of November 30, 2017, our total assets were $32,437, compared to $36,903 as of August 31, 2017. Total assets were comprised of $23,335 in current assets and $9,102 in fixed assets.

As of November 30, 2017, our current liabilities were $31,603, compared to $21,453 as of August 31, 2017.  Stockholders’ equity was $834, compared to $15,450 as of August 31, 2017.

CASH FLOWS FROM OPERATING ACTIVITIES

We have generated positive cash flows from operating activities. For the three months ended November 30, 2017, net cash flows used in operating activities was $5,862.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended November 30, 2017, we used no cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended November 30, 2017, net cash flows generated by financing activities was $500.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have $13,616 revenues for the three months ended November 30, 2017. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Caacupe, Paraguay on January 16, 2018.

By:	/s/	Jose Maria Galarza Gaona
	Name:	Jose Maria Galarza Gaona
	Title:	President and Director (Principal Executive, Financial and Accounting Officer)