Form 10-Q
period 2018-02-28
KALMIN CORP.
filed 2018-03-30
CIK 1685570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2018

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from	to

Commission file number 333-214638

KALMIN CORP.
(Exact name of registrant as specified in its charter)

Nevada	2673
(State or Other Jurisdiction of	Primary Standard Industrial
Incorporation or Organization)	Classification Code Number

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

Large accelerated	Large	Non-	Smaller reporting	Emerging growth
filer ( )	accelerated	accelerated filer	company ( )	company (X)
	filer ( )	( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act). Yes (X) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,836,500 common shares issued and outstanding as of February 28, 2018.

Kalmin Corp.
QUARTERLY REPORT ON FORM 10-Q
Table of Contents
		Page
PART I	FINANCIAL INFORMATION:
Item 1.	Financial Statements (Unaudited)	3
	Balance Sheets as of February 28, 2018 (Unaudited) and August 31, 2017	4
	Statements of Operations for the three and six months ended February 28, 2018 and	5
	2017 (Unaudited)
	Statements of Cash Flows for the six months ended February 28, 2018 and 2017	6
	(Unaudited)
	Notes to the Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of	11
	Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II	OTHER INFORMATION:
Item 1.	Legal Proceedings	18
Item 1A	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Securities Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
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

KALMIN CORP.
Balance Sheets

	February 28, 2018
ASSETS	(Unaudited)	August 31, 2017
Current Assets
Cash and cash equivalents	$1,279	$4,021
Prepaid expenses	6,173	10,343
Inventory	31	12,908
Total Current Assets	7,483	27,272
Property and equipment, net of accumulated
depreciation	8,573	9,631
Total Assets	$16,056	$36,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$360	-
Customer deposits	1,700	-
Advances from director	21,453	$21,453
Total Liabilities	23,513	21,453

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000
shares authorized, 4,836,500 and 4,811,500
shares issued and outstanding	4,837	4,811
Additional paid-in capital	15,444	14,969
Accumulated deficit	(27,738)	(4,330)
Total Stockholder’s Equity	(7,457)	15,450
Total Liabilities and Stockholders’ Equity	$16,056	$36,903

See accompanying notes to these financial statements.

	KALMIN CORP.
	Statements of Operations
For the Three and Six Months Ended February 28, 2018 and 2017
	(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017

Revenues	$12,150	$1,000	25,766	5,300
Cost of Goods Sold	6,843	157	13,511	830
Gross Profit	5,307	843	12,255	4,470

Operating Expenses:
General and Administrative
Expenses	13,598	3,778	35,663	9,431
Total Operating Expenses	13,598	3,778	35,663	9,431

Loss from Operations	(8,291)	(2,935)	(23,408)	(4,961)

Provision for Income Taxes	-	-	-	-

Net Loss	$(8,291)	$(2,935)	(23,408)	(4,961)

Net Loss Per Common Share -
Basic and Diluted	$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted Average Number of
Common Shares Outstanding -
Basic and Diluted	4,836,500	4,000,000	4,835,948	4,000,000

See accompanying notes to these financial statements.

KALMIN CORP.
Statement of Cash Flows
For the Six Months Ended February 28, 2018 and 2017
(Unaudited)

	Six months ended	Six months ended
	February 28, 2018	February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,408)	(4,961)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	1,058	344
Changes in operating assets and liabilities:
Prepaid expenses	4,170	1,425
Inventory	12,878	(2,134)
Accounts payable	360	3,000
Customer deposits	1,700	-
Cash Flows Used In Operating Activities	(3,242)	(2,326)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(3,436)
Cash Flows Used In Investing Activities	-	(3,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	-	7,600
Proceeds from sale of common stock	500	-
Cash Flows Provided By Financing Activities	500	7,600

Net Decrease/Increase In Cash	(2,742)	1,838

Cash, beginning of period	4,021	581

Cash, end of period	$1,279	2,419

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	-
Income taxes paid	$-	-

See accompanying notes to these financial statements.

KALMIN CORP.
Notes to the Financial Statements
February 28, 2018
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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had $25,766 revenues for the six months ended February 28, 2018; but incurred a net loss. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

All of the cash is maintained with the Bank of America, one of the major financial institutions in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments with the original maturities of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of February 28, 2018 and August 31, 2017.

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
February 28, 2018
(Unaudited)

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (“FIFO”) method.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate use the straight-line method over the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Fair Value of Financial Instruments

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Advertising

Advertising expenses consisted of marketing expenses and promotional activity expenses, and are recognized when incurred. Total advertising expense was $3,450 and $0 for the six months ended February 28, 2018 and 2017, respectively.

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

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2018 and 2017, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense).

KALMIN CORP.
Notes to the Financial Statements
February 28, 2018
(Unaudited)

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

As of February 28, 2018, property and equipment consisted of the following:

	Useful Lives
	(Years)	February 28, 2018
Machinery and equipment	5	$6,700
Furniture		3,885
Less accumulated depreciation		(2,012)
Net property and equipment		$8,573

Depreciation expense for the six months ended February 28, 2018 and 2017 was $1,058 and $344 respectively.

NOTE 5 – ADVANCE FROM DIRECTOR

In July 2016, the Company executed an agreement with the President to loan the Company an amount not more than $25,000. As of February 28, 2018, the Company’s President has advanced $21,453 to the Company. This advance is unsecured, non-interest bearing and due on demand.

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

KALMIN CORP.
Notes to the Financial Statements
February 28, 2018
(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a one-year rental agreement for office space for a $180 monthly fee, starting on September 1, 2016. On May 15, 2017, the Company signed an amendment to the rental agreement, extending the lease term for one year until September 1, 2018, with an option of further extension. Lease expenses for the six months ended February 28, 2018 and 2017 were $1,080 and $1,080, respectively.

NOTE 8 – INCOME TAXES

As of February 28, 2018, the Company had net operating loss carry forwards of approximately $27,738 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at February 28, 2018 was $5,825. The net change in valuation allowance during the six months ended February 28, 2018 was $4,353. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of February 28, 2018.

The provision for federal income tax consists of the following:

	As of February	As of August 31,
	28, 2018	2017
Non-current deferred tax assets attributable to:
Net operating loss carry forward	$5,825	$1,472
Valuation allowance	(5,825)	(1,472)
Net deferred tax assets	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended February 28, 2018 as follows:

		Six months ended	Six months ended
		February 28, 2018	February 28, 2017
Computed “expected” tax expense (benefit)	$		$(1,687)
at 34%		(4,353)
Change in valuation allowance		4,353	1,687
Actual tax expense (benefit)		$-	-

KALMIN CORP.
Notes to the Financial Statements
February 28, 2018
(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

The Company has analyzed its transactions subsequent to February 28, 2018 through the date these financial statements were issued for consideration of any material subsequent events to disclose in these financial statements. In connection with the appointment of Karel Astride Oulai, as Treasurer and Secretary of the Company, on September 20, 2017, Ms. Oulai will be issued with 1,000,000 shares of the Company’s common stock for her services through the end of Company’s fiscal year on August 31, 2018. The exercise price of the stock options is $0.001 per share.

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

Description of business

General

Our company Kalmin Corp. was incorporated on July 20, 2016 in the State of Nevada, United States of America, with an established end of fiscal year of August 31. We have generated limited revenues, have minimal assets and have incurred losses since inception as of February 28, 2018. We are formed to create special equipment for drinking mate tea – kalabas.

About mate tea.

We believe that mate tea is one of the most useful drinks in the world that requires special equipment for use, such as kalabas and bombilla. Nowadays mate tea is acquiring more and more fans.

Official research scientists say that mate tea contains practically all the vitamins and substances necessary for the maintenance of normal human life. Scientists point out that a plant with so many essential and vital nutrients is extremely rare in nature.

About our kalabas and bombilla.

We produce kalabas for drinking mate tea. There are many raw materials options for production and we choose to use wood. Kalabas (calabash) are a traditional vessel for drinking yerba mate. In ancient times, Indian kalabas were manufactured from wood gourds. Later, they began to produce vessels of wood, fret and iron framing. Bombilla are metal straw-filters for drinking mate tea. Bombilla were previously made of thin hollow trunks of plants. Today they are made of metal (stainless steel). The top of the tube is a slightly flat mouthpiece, which may be gold or silver-plated, and at the bottom there is a special filter. Bombilla may be straight or slightly curved.

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

In addition we will order bombilla.

Production machine

For the manufacture and application of kalabas original engravings and patterns, we use special equipment: a 3D Milling Machine, which is capable of processing wood, metal, acrylic and porcelain in all axes. Due to the size of our products, we use AMAN 4060 4axis 800W Z = 13.

The software of the machine supports popular graphic tools, vector and 3D formats, which is convenient for our process, because the variety of the engraving can be more advanced.

The dimensions and weight allow us to set the machine in a small room, which reduces our office rent expense.

The main functions of our machine are as follows:

  engraving
  cutting
  3D-milling
  Drilling
  Milling and engraving on the pivot axis.

Our machine allows us to work with such materials as wood, plastic, plexiglas, chipboard, MDF, plywood and light metals (copper, aluminum, brass).

The main features of our machine are as follows:
AMAN 4060 800W (z = 13)
Working field size	600 x 400 x 130 mm
Number of axes	4 (XYZ + A-rotary axis)
Spindle power	800	W
Water cooling	ER11
Resolution	0.003125	mm

Maximum speed (work / pitch, mm / min)	2000/3000
Spindle speed (rev / min)	to 24000
The control system	Mach3 interface, Windows
Compatible software	MACH3, ARTCAM, TYPE 3, UCANCAM

Power supply	220V ± 10% 50HZ

Dimensions (mm) / Weight (kg)	640x810x530 / 72

To control the machine, we use a computer with an LPT-port and Windows operating system installed. Our director will use his own computer, until we generate significant revenues or proceeds from this offering to buy a computer for the Company’s needs.

Raw Materials

We use wood and aluminum in the production of kalabases. We believe that these materials will last longer and are more popular than pumpkin, which often cracks.

The following items compose our equipment:

  3D Milling machine
  A computer
  Graphic Apps
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

Employees

Our director Jose Galarza has excellent craft skills and can create kalabases with the 3D Milling machine. He also has the skills to use an image editor for our machine, which allows him to easily create our products.

Office

As of the date of this filing we have signed a lease agreement with a one-year term to lease an office space of 35 sq. m in Asuncion 1899 Paraguay.

Insurance

We have not obtained any insurance and do not intend to obtain insurance in the future. Because we do not have any insurance, if we are made a party of a product liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the export and import of products and the operation of any facility in any jurisdiction in which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business; however, we will have to comply with all applicable export and import regulations.

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

Results of operations

Results of Operations for the three and six months ended February 28, 2018 and 2017:

Revenue and cost of goods sold

For the three months ended February 28, 2018, the Company generated total revenue of $12,150 from selling products to its customer. The cost of goods sold for the three months ended February 28, 2018 was $6,843, which represents the cost of raw materials.

For the three months ended February 28, 2017, the Company generated total revenue of $1,000. The cost of goods sold for the three months ended February 28, 2017 was $157, which represents the cost of raw materials.

For the six months ended February 28, 2018, the Company generated total revenue of $25,766 from selling products to its customer. The cost of goods sold for the six months ended February 28, 2018 was $13,511, which represents the cost of raw materials.

For the six months ended February 28, 2017, the Company generated total revenue of $5,300. The cost of goods sold for the six months ended February 28, 2017 was $830, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended February 28, 2018 were $13,598. The operating expenses for the three months ended February 28, 2018 included advertising expense of $1,725; bank charges of $264; depreciation expense of $529; professional fees of $10,540; rent expense of $540.

Total operating expenses for the three months ended February 28, 2017 were $3,778. The operating expenses for the three months ended February 28, 2017 included bank charges of $66; depreciation expense of $172; rent expense of $540 and audit fees of $3,000.

Total operating expenses for the six months ended February 28, 2018 were $35,663. The operating expenses for the six months ended February 28, 2018 included advertising expense of $3,450; bank charges of $453; depreciation expense of $1,058; miscellaneous expense of $1,366; professional fees of $16,755; rent expense of $1,080; audit fees of $9,500; legal fees of $2,000.

Total operating expenses for the six months ended February 28, 2017 were $9,431. The operating expenses for the six months ended February 28, 2017 included bank charges of $432; depreciation expense of $344; rent expense of $1,080; website expense of $200; audit fees of $6,500 and legal fees of $875.

Net Loss

The net loss for the three months ended February 28, 2018 was $8,291. The net loss for the three months ended February 28, 2017 was $2,935. The net loss for the six months ended February 28, 2018 was $23,408. The net loss for the six months ended February 28, 2017 was $4,961.

Liquidity and capital resources

As of February 28, 2018, our total assets were $16,056, compared to $36,903 as of August 31, 2017. Total assets were comprised of $7,483 in current assets and $8,573 in fixed assets.

As of February 28, 2018, our current liabilities were $23,513, compared to $21,453 as of August 31, 2017.

Stockholders’ equity was a deficit of $7,457, compared to $15,450 as of August 31, 2017.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended February 28, 2018, net cash flows used in operating activities was $3,242.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended February 28, 2018, we used no cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended February 28, 2018, net cash flows generated by financing activities was $500.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have $25,766 revenues for the six months ended February 28, 2018. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Caacupe, Paraguay on March 30, 2018.

By:	/s/	Jose Maria Galarza Gaona
	Name:	Jose Maria Galarza Gaona
	Title:	President and Director
(Principal Executive, Financial and
Accounting Officer)