Form 10-Q
period 2018-05-31
KALMIN CORP.
filed 2018-08-09
CIK 1685570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-214638

Kalmin Corp.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	37-1832675
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8 The Green, Suite #5140, Dover, DE 19901

(Address of Principal Executive Offices) (Zip Code)

302-782-9788

(Registrant’s Telephone Number, Including Area Code)

Alberdi 1045, Caacupe, Paraguay, 702-879-4171

(Former Address and Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 20, 2018, there were 4,836,500 shares of the registrant’s common stock outstanding.

Kalmin Corp.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KALMIN CORP.

Balance Sheets

	May 31, 2018	August 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$4,021
Prepaid expenses	-	10,343
Inventory	-	12,908
Total Current Assets	-	27,272
Property and equipment, net of accumulated depreciation	-	9,631
TOTAL ASSETS	$-	$36,903

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$10,247	$-
Customer deposits	-	-
Advances from director	-	21,453
TOTAL LIABILITIES	10,247	21,453

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 4,836,500 and 4,811,500 shares issued and outstanding, respectively	4,836	4,811
Additional paid-in capital	25,404	14,969
Accumulated deficit	(40.487)	(4,330)
Total stockholders’ (deficit) equity	(10,247)	15,450
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$-	$36,903

The accompanying notes are an integral part of these financial statements.

KALMIN CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017

REVENUES	$-	$16,600	$25,766	$21,900
COST OF GOODS SOLD	-	3,044	13,511	3,874
GROSS PROFIT	-	13,556	12,255	18,026

OPERATING EXPENSES
General and administrative	$12,749	$15,078	$48,412	$24,509
Total Operating Expenses	12,749	15,078	48,412	24,509

LOSS FROM OPERATIONS	(12,749)	(1,522)	(36,157)	(6,483)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(12,749)	$(1,522)	$(36,157)	$(6,483)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	4,836,500	4,101,902	4,836,042	4,034,341

The accompanying notes are an integral part of these financial statements.

KALMIN CORP.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,157)	$(6,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,081	516
Changes in operating assets and liabilities:
Prepaid expenses	5,321	705
Inventory	12,877	(5,709)
Accounts payable and accrued liabilities	10,607	1,600
Customer deposits	1,700	-
Net cash used in operating activities	(3,571)	(9,371)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(3,436)
Net cash used in investing activities	-	(3,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Net after advances from (repayment to) director	(950)	7,600
Proceeds from sale of common stock	500	7,342
Net cash provided by (used in) financing activities	(450)	14,942

Net increase (decrease) in cash and cash equivalents	(4,021)	2,135
Cash and cash equivalents - beginning of period	4,021	581
Cash and cash equivalents - end of period	$-	$2,716

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Transfer of net assets upon change of control	$9,960	$-

The accompanying notes are an integral part of these financial statements.

KALMIN CORP.

Notes to the Financial Statements

May 31, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Kalmin Corp. (“the Company”, “we”, “us” or “our”) was incorporated on July 20, 2016 in the State of Nevada. We previously manufactured and sold the necessary equipment for drinking mate - kalabas and bombilla.

On May 4, 2018, as a result of a private transaction, the control block of voting stock of the Company, represented by 4,000,000 shares of common stock, was transferred from Jose Maria Galarza Gaona to Greenfields International Limited, and a change of control of Kalmin Corp. has occurred.

Upon the change of control of the Company, the existing directors and officers resigned immediately. Accordingly, Jose Maria Galarza Gaona, serving as director and President and Karel Astride Oulai, serving as Treasurer and Secretary, ceased to be the Company’s officers and directors. At the effective date of the transfer, Teddy Chan An, age 36, assumed the role of director and Chief Executive Officer, President, Secretary and Treasurer of the Company.

The Company is currently evaluating its future strategic business plans.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern. However, the Company had $25,766 revenues for the nine months ended May 31, 2018; but incurred a net loss of $36,157. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2017 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 6, 2017.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (“FIFO”) method. Inventory of $31 was written off upon the change of control of the Company on May 4, 2018, as the assets were returned to the previous owner.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using the straight-line method over the assets estimated useful life of five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resulting gain or loss is included in net income. Property and Equipment of $12,573 was transferred upon the change of control of the Company on May 4, 2018, as the assets were returned to the previous owner.

Fair Value of Financial Instruments

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Advertising

Advertising expenses consisted of marketing expenses and promotional activity expenses, and are recognized when incurred. Total advertising expense was $4,600 and $6,900 for the nine months ended May 31, 2018 and 2017, respectively.

Revenue Recognition

The Company recognizes revenue when the four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2018 and 2017, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense).

Recent Accounting Pronouncements

The Company will adopt Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as of September 1, 2018. ASU 2014-09 will replace most existing revenue recognition guidance in US GAAP when it becomes effective. Management has evaluated the impact of the Company’s adoption of ASU 2014-09 on its financial statements and does not expect the new standard to have a significant impact on its financial position, results of operations and related disclosures. To make this determination, management has identified the contract with its customer, identified the performance obligations, determined the transaction price, allocated the transaction price to the performance obligations in the contract, and recognized revenue when the Company satisfies the performance obligation.

NOTE 4 – ADVANCE FROM DIRECTOR

In July 2016, the Company executed an agreement with the President to loan the Company an amount not more than $25,000. This advance was unsecured, non-interest bearing and due on demand. During the nine months ended May 31, 2018, the Company’s President advanced $5,650 to the Company and the Company has made a $6,600 repayment to him. Advances from director of $20,503 were assumed by the new director upon the change of control of the Company on May 4, 2018.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 authorized common shares at $0.001 par value.

Year Ended August 31, 2017

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

Nine Months Ended May 31, 2018

In September 2017, the Company issued 25,000 shares of common stock at $0.02 per share for cash proceeds of $500.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no other material events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended May 31, 2018 Compared to Three Months Ended May 31, 2017

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2018	2017	Changes

Revenues	$-	$16,600	$(16,600)
Cost of Goods Sold	$-	$3,044	$(3,044)
Operating Expenses	$12,749	$15,078	$(2,329)
Net Loss	$12,749	$1,522	$11,227

We recognized revenue of $0 and cost of sales of $0 for the three months ended May 31, 2018, compared to $16,600 and $3,044 for the three months ended May 31, 2017. During the three months ended May 31, 2018, the Company underwent a change of control and the Company was currently evaluating its future strategic business plans.

Operating expenses were $12,749 for the three months ended May 31, 2018, compared to $15,078 for the three months ended May 31, 2017.

We incurred a net loss in the amount of $12,749 and $1,522 for the three months ended May 31, 2018 and 2017, respectively.

Nine Months Ended May 31 2018 Compared to Nine Months Ended May 31, 2017

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2018	2017	Changes

Revenues	$25,766	$21,900	$3,866
Cost of Goods Sold	$13,511	$3,874	$9,637
Operating Expenses	$48,412	$24,509	$23,903
Net Loss	$36,157	$6,483	$29,674

We recognized revenue of $25,766 and cost of sales of $13,511 for the nine months ended May 31, 2018, compared to $21,900 and $3,874 for the nine months ended May 31, 2017.

Operating expenses were $48,412 for the nine months ended May 31, 2018, compared to $24,509 for the nine months ended May 31, 2017, due to an increase in professional fees.

We incurred a net loss in the amount of $36,157 and $6,483 for the nine months ended May 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Working Capital

	As of	As of
	May 31,	August 31,
	2018	2017	Changes

Current Assets	$-	$27,272	$(27,272)
Current Liabilities	$10,247	$21,453	$(11,206)
Working Capital (Deficiency)	$(10,247)	$5,819	$(16,066)

As of May 31, 2018, we had a working capital deficit of $10,247 compared to a working capital of $5,819 as of August 31, 2017.

As of May 31, 2018, we had no current assets with all assets being written off upon the change of control of the Company on May 4, 2018, as the assets were returned to the previous owner. As of August 31, 2017, we had current assets of $27,272 composed of cash and cash equivalents of $4,021, prepaid expense of $10,343 and inventory of $12,908.

As of May 31, 2018, we had current liabilities of $10,247 for accounts payable and accrued liabilities, as compared to current liabilities of $21,453 as of August 31, 2017, for advances from director of $21,453.

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2018	2017	Changes

Net cash used in operating activities	$(3,571)	$(9,371)	$5,800
Net cash used in investing activities	-	(3,436)	3,436
Net cash provided by (used in) financing activities	$(450)	$14,942	$(15,392)
Net increase (decrease) in cash and cash equivalents	$(4,021)	$2,135	$(6,156)

Cash Flow from Operating Activities

For the nine months ended May 31, 2018, net cash used in operating activities was $3,571, related to our net loss of $36,157, offset by the depreciation expense of $2,081, a decrease in prepaid expenses of $5,321, a decrease in inventory of $12,877 and an increase in accounts payable and accrued liabilities of $10,607 and an increase in customer deposits of $1,700.

For the nine months ended May 31, 2017, net cash used in operating activities was $9,371, related to our net loss of $6,483 which was increased by an increase in inventory of $5709 and was offset by the depreciation expense of $516, a decrease in prepaid expenses of $705 and an increase in accounts payable and accrued liabilities of $1,600.

Cash Flow from Investing Activities

For the nine months ended May 31, 2018, net cash provided by investing activities was $0, as compared to net cash used in investing activities of $3,436 for the nine months ended May 31, 2017 from the purchase of equipment.

Cash Flow from Financing Activities

For the nine months ended May 31, 2018, net cash used in financing activities was $450, attributed to the repayment to the director of $950 offset by the proceeds from the sale of issuance of common stock of $500.

For the nine months ended May 31, 2017, net cash provided from the financing activities was $14,942 attributed to the advancement from the director of $7,600 and the proceeds from the issuance of common stock of $7,342.

Going Concern

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues to cover operating costs or raised enough funds. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, our company does not have definitive plans to raise additional funds by way of the sale of additional securities.

Critical Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2017 have been omitted. These interim financial statements are condensed should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 6, 2017.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (“FIFO”) method. Inventory of $31 was written off upon the change of control of the Company on May 4, 2018, as the assets were returned to the previous owner.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using the straight-line method over the assets estimated useful life of five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resulting gain or loss is included in net income. Property and Equipment of $12,573 was transferred upon the change of control of the Company on May 4, 2018, as the assets were returned to the previous owner.

Fair Value of Financial Instruments

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Advertising

Advertising expenses consisted of marketing expenses and promotional activity expenses, and are recognized when incurred. Total advertising expense was $4,600 and $6,900 for the nine months ended May 31, 2018 and 2017, respectively.

Revenue Recognition

The Company recognizes revenue when the four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2018 and 2017, there were no potentially dilutive debt or equity instruments issued or outstanding.

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense).

Recent Accounting Pronouncements

The Company will adopt Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” as of September 1, 2018. ASU 2014-09 will replace most existing revenue recognition guidance in US GAAP when it becomes effective. Management has evaluated the impact of the Company’s adoption of ASU 2014-09 on its financial statements and does not expect the new standard to have a significant impact on its financial position, results of operations and related disclosures. To make this determination, management has identified the contract with its customer, identified the performance obligations, determined the transaction price, allocated the transaction price to the performance obligations in the contract, and recognized revenue when the Company satisfies the performance obligation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Quarterly Report, management is not aware of any legal proceedings that are pending, threatened or contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended May 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of our Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALMIN CORP.

Dated: August 9, 2018	By:	/s/ Teddy Chen An
	Name:	Teddy Chen An
	Title:	Chief Executive Officer, President, Treasurer, Secretary and Director

