Form 10-K
period 2018-08-31
KALMIN CORP.
filed 2018-11-29
CIK 1685570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-52831

Kalmin Corp.
(Exact name of registrant as specified in its charter)

Nevada	37-1832675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 The Green, Suite #5140, Dover DE	19901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 782-9788

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,“ “accelerated filer,“ “smaller reporting company,“ and “emerging growth company“ in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2018, was $16,730 based on a $0.02 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

4,836,500 common shares as of November 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may“, “should“, “expects“, “plans“, “anticipates“, “believes“, “estimates“, “predicts“, “potential“ or “continue“ or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors“ that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares“ refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we“, “us“ and “our“ mean Kalmin Corp., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on July 20, 2016, for the purpose of manufacturing and selling the necessary equipment for drinking mate - kalabas and bombilla.

On May 4, 2018, as a result of a private transaction, the control block of voting stock of our company, represented by 4,000,000 shares of common stock, was transferred from Jose Maria Galarza Gaona to Greenfields International Limited, resulting in a change of control.

Upon the change of control of our company, the existing directors and officers resigned immediately. Accordingly, Jose Maria Galarza Gaona, serving as director and President and Karel Astride Oulai, serving as Treasurer and Secretary, ceased to be officers and directors of our company. At the effective date of the transfer, Teddy Chen An, age 36, assumed the role of director and Chief Executive Officer, President, Secretary and Treasurer of the Company.

The Company is currently evaluating its future strategic business plans.

Our Current Business

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTCQB, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our sole officer and two directors will continue to manage the Company.

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce, or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on loans by affiliated and non-affiliated parties to provide financial contributions and services to keep our company operating. Further, we believe that our company may have difficulties raising capital from other sources until we locate a prospective merger candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

Employees

Other than our directors and officers, who provide their services to our company and independent consultants, we have no full time employees.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company“, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company“, we are not required to provide the information required by this Item.

Item 2. Properties

Our address principal executive office is located at 8 The Green, Suite #5140 Dover DE 19901.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTC Markets under the symbol “KLMN.“ The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table reflects the high and low bid information for our common stock obtained from Nasdaq and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High		Low
August 31, 2018	11.00		2.00
May 31, 2018	2.00		0.02
February 28, 2018	0.02		0.02
November 30, 2017	0.02	(1)	0.02	(1)

____________

(1)	our shares of common stock were listed for trading on the OTC Markets on November 28, 2017.

Our shares are issued in registered form. Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City UT 84121 (Telephone: (801) 274-1088; Facsimile: (801) 274-1099 is the registrar and transfer agent for our common shares.

On November 28, 2018, the shareholders’ list showed 12 registered shareholders with 4,836,500 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2018.

Item 6. Selected Financial Data

As a “smaller reporting company“, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors“ beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Year Ended August 31, 2018 Compared to Year Ended August 31, 2017

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended August 31, 2018 and 2017, which are included herein.

Our operating results for the year ended August 31, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	August 31,	August 31,
	2018	2017	Changes

Revenues	$25,766	$26,000	$(234)
Cost of Goods Sold	$13,511	$6,030	$7,481
Gross Profit	$12,255	$19,970	$(7,715)
Operating Expenses	$58,568	$22,068	$36,500
Net Loss	$46,313	$2,098	$44,215

We recognized revenue of $25,766 and cost of sales of $13,511 for the year ended August 31, 2018, compared to $26,000 and $6,030 for the year ended August 31, 2017. The gross profit declined to $12,255 for the year ended August 31, 2018 from $19,970 for the year ended August 31, 2017 mainly due to the increase in cost of goods sold. On May 4, 2018, the Company underwent a change of control and the Company was currently evaluating its future strategic business plans.

Operating expenses were $58,568 for the year ended August 31, 2018, compared to $22,068 for the year ended August 31, 2017, due to an increase in professional fees.

We incurred a net loss in the amount of $46,313 and $2,098 for the years ended August 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Working Capital

	As of	As of
	August 31,	August 31,
	2018	2017	Changes

Current Assets	$-	$27,272	$(27,272)
Current Liabilities	$15,403	$21,453	$(6,050)
Working Capital (Deficiency)	$(15,403)	$5,819	$(21,222)

As of August31, 2018, we had a working capital deficit of $15,403 compared to a working capital of $5,819 as of August 31, 2017.

As of August 31, 2018, we had no current assets with all assets being transferred upon the change of control of the Company on May 4, 2018, as the assets were returned to the previous owner. As of August 31, 2017, we had current assets of $27,272 composed of cash and cash equivalents of $4,021, prepaid expense of $10,343 and inventory of $12,908.

As of August 31, 2018, we had current liabilities of $15,403 for accounts payable and accrued liabilities of $12,821 and advances from director of $2,582, as compared to current liabilities of $21,453 as of August 31, 2017, for advances from director.

Cash Flows

	Year	Year
	Ended	Ended
	August 31,	August 31,
	2018	2017	Changes

Net cash used in operating activities	$(11,153)	$(22,355)	$11,202
Net cash used in investing activities	-	(10,585)	10,585
Net cash provided by financing activities	$7,132	$36,380	$(29,248)
Net increase (decrease) in cash and cash equivalents	$(4,021)	$3,440	$(7,461)

Cash Flow from Operating Activities

For the year ended August 31, 2018, net cash used in operating activities was $11,153, related to our net loss of $46,313, offset by the depreciation expense of $2,081, a decrease in prepaid expenses of $5,321, a decrease in inventory of $12,877 and an increase in accounts payable and accrued liabilities of $13,181 and an increase in customer deposits of $1,700.

For the year ended August31, 2017, net cash used in operating activities was $22,355, related to our net loss of $2,098 which was increased by an increase in prepaid expenses of $8,303 and an increase in inventory of $12,908,and was offset by the depreciation expense of $954.

Cash Flow from Investing Activities

For the year ended August 31, 2018, net cash provided by investing activities was $0, as compared to net cash used in investing activities of $10,585 for the year ended August 31, 2017 from the purchase of equipment.

Cash Flow from Financing Activities

For the year ended August 31, 2018, net cash provided by financing activities was $7,132, attributed to the net advancement from director of $6,632 and the proceeds from the sale of issuance of common stock of $500.

For the year ended August 31, 2017, net cash provided by the financing activities was $36,380 attributed to the advancement from the director of $20,600 and the proceeds from the issuance of common stock of $15,780.

Liquidity and Capital Resources

Our cash balance at August 31, 2018 was $0, with $15,403 in outstanding current liabilities, consisting of accounts payable and accrued liabilities of $12,821 and advances from director of $2,582. We estimate total expenditures over the next 12 months are expected to be approximately $12,000.

Contractual Obligations

As a “smaller reporting company“, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Recent Accounting Pronouncements

Our company will adopt Accounting Standard Update (“ASU“) 2014-09, “Revenue from Contracts with Customers (Topic 606)“ as of September 1, 2018. ASU 2014-09 will replace most existing revenue recognition guidance in US GAAP when it becomes effective. Management has evaluated the impact of our company’s adoption of ASU 2014-09 on its financial statements and does not expect the new standard to have a significant impact on its financial position, results of operations and related disclosures. To make this determination, management has identified the contract with its customer, identified the performance obligations, determined the transaction price, allocated the transaction price to the performance obligations in the contract, and recognized revenue when our company satisfies the performance obligation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company“, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kalmin Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kalmin Corp. (the “Company”) as of August 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

/s/ Accell Audit and Compliance, P.A.

We have served as the Company’s auditor since 2017.

Tampa, Florida
November 27, 2018

4806 West Gandy Boulevard • Tampa, Florida 33611 • 813.440.6380

KALMIN CORP.

Balance Sheets

	August 31, 2018	August 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$-	$4,021
Prepaid expenses	-	10,343
Inventory	-	12,908
Total Current Assets	-	27,272
Property and equipment, net of accumulated depreciation	-	9,631
TOTAL ASSETS	$-	$36,903

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$12,821	$-
Advances from director	2,582	21,453
TOTAL LIABILITIES	15,403	21,453

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 4,836,500 and 4,811,500 shares issued and outstanding, respectively	4,836	4,811
Additional paid-in capital	30,404	14,969
Accumulated deficit	(50,643)	(4,330)
Total stockholders’ (deficit) equity	(15,403)	15,450
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$-	$36,903

The accompanying notes are an integral part of these audited financial statements.

KALMIN CORP.

Statements of Operations

	For the Years Ended
	August31,	August 31,
	2018	2017

REVENUES	$25,766	$26,000
COST OF GOODS SOLD	13,511	6,030
GROSS PROFIT	12,255	19,970

OPERATING EXPENSES
General and administrative	$58,568	$22,068
Total Operating Expenses	58,568	22,068

LOSS FROM OPERATIONS	(46,313)	(2,098)

Provision for Income Taxes	-	-

NET LOSS	$(46,313)	$(2,098)

Loss per Common Share - Basic and Diluted	$(0.01)	(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	4,836,158	4,174,597

The accompanying notes are an integral part of these audited financial statements.

KALMIN CORP.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance - August 31, 2016	4,000,000	$4,000	$-	$(2,232)	$1,768
Common shares issued for cash	811,500	811	14,969	-	15,780
Net loss	-	-	-	(2,098)	(2,098)
Balance - August 31, 2017	4,811,500	$4,811	$14,969	$(4,330)	$15,450
Common shares issued for cash	25,000	25	475	-	500
Transfer of net liabilities upon change of control	-	-	14,960	-	14,960
Net loss	-	-	-	(46,313)	(46,313)
Balance - Aug 31, 2018	4,836,500	$4,836	$30,404	$(50,643)	$(15,403)

The accompanying notes are an integral part of these audited financial statements.

KALMIN CORP.

Statements of Cash Flows

	For the Years Ended
	August 31,	August 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,313)	$(2,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,081	954
Changes in operating assets and liabilities:
Prepaid expenses	5,321	(8,303)
Inventory	12,877	(12,908)
Accounts payable and accrued liabilities	13,181	-
Customer deposits	1,700	-
Net cash used in operating activities	(11,153)	(22,355)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and furniture	-	(10,585)
Net cash used in investing activities	-	(10,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from director	6,632	20,600
Proceeds from sale of common stock	500	15,780
Net cash provided by financing activities	7,132	36,380

Net increase (decrease) in cash and cash equivalents	(4,021)	3,440
Cash and cash equivalents - beginning of period	4,021	581
Cash and cash equivalents - end of period	$-	$4,021

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Transfer of net liabilities upon change of control	$14,960	$-

The accompanying notes are an integral part of these audited financial statements.

KALMIN CORP.

Notes to the Financial Statements

August 31, 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Kalmin Corp. (“the Company“) was incorporated on July 20, 2016 in the State of Nevada. The Company previously manufactured and sold the necessary equipment for drinking mate - kalabas and bombilla.

On May 4, 2018, as a result of a private transaction, the control block of voting stock of the Company, represented by 4,000,000 shares of common stock, was transferred from Jose Maria Galarza Gaona to Greenfields International Limited, and a change of control of Kalmin Corp. has occurred.

Upon the change of control of the Company, the existing directors and officers resigned immediately. Accordingly, Jose Maria Galarza Gaona, serving as director and President and Karel Astride Oulai, serving as Treasurer and Secretary, ceased to be the Company’s officers and directors. At the effective date of the transfer, Teddy Chen An, age 36, assumed the role of director and Chief Executive Officer, President, Secretary and Treasurer of the Company.

The Company is currently evaluating its future strategic business plans.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP“), which contemplate continuation of the Company as a going concern. However, the Company had $25,766 revenues for the year ended August 31, 2018; but incurred a net loss of $46,313. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in conformity with GAAP and are expressed in U.S. dollars. The Company’s fiscal year-end is August 31, 2018.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (“FIFO“) method. Inventory of $31 was transferred upon the change of control of the Company on May 4, 2018, as the assets were returned to the previous owner.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using the straight-line method over the assets estimated useful life of five years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resulting gain or loss is included in net income. During the years ended August 31, 2018 and 2017, the depreciation expense was $2,081 and $954, respectively. Property and Equipment of $12,573 was transferred upon the change of control of the Company on May 4, 2018, as the assets were returned to the previous owner.

	August 31, 2018	August 31, 2017
Machinery and equipment	$-	$6,700
Furniture	-	3,885
Less: accumulated amortization	-	(954)
Net property and equipment	$-	$9,631

Fair Value of Financial Instruments

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Advertising

Advertising expenses consisted of marketing expenses and promotional activity expenses, and are recognized when incurred. Total advertising expense was $4,600 and $6,900 for the years ended August 31, 2018 and 2017, respectively.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605,Revenue Recognition following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;

b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or

c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2018 and 2017, there were no potentially dilutive debt or equity instruments issued or outstanding.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations (see Note 6).

Currencies

The Company’s reporting and functional currencies are both the U.S. dollar. Foreign currency transaction gains and losses are included in other income (expense).

Recent Accounting Pronouncements

The Company will adopt Accounting Standard Update (“ASU“) 2014-09, “Revenue from Contracts with Customers (Topic 606)“ as of September 1, 2018. ASU 2014-09 will replace most existing revenue recognition guidance in US GAAP when it becomes effective. Management has evaluated the impact of the Company’s adoption of ASU 2014-09 on its financial statements and does not expect the new standard to have a significant impact on its financial position, results of operations and related disclosures. To make this determination, management has identified the contract with its customer, identified the performance obligations, determined the transaction price, allocated the transaction price to the performance obligations in the contract, and recognized revenue when the Company satisfies the performance obligation.

NOTE 4 – TRANSFER OF NET LIABILITIES

On May 4, 2018, as a result of the change of control of the Company, the Company transferred all of its assets and liabilities to its former director summarized as follows:

Net Liabilities Transferred
Inventory	$31
Property and equipment, net of accumulated depreciation	12,572
Accounts payable and accrued liabilities	(360)
Customer deposits	(1,700)
Advances from director	(25,503)
$(14,960)

NOTE 5 – ADVANCE FROM DIRECTOR

In July 2016, the Company executed an agreement with the President to loan the Company an amount not more than $25,000. This advance was unsecured, non-interest bearing and due on demand. During the year ended August 31, 2018, the Company’s President advanced $13,232 to the Company and the Company has made a $6,600 repayment to him.

NOTE 6 – INCOME TAX

The Company provides for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act“) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended August 31, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of August 31, 2018 and August 31, 2017 are as follows:

	August 31,	August 31,
	2018	2017
Net operating loss carryforward	$50,643	$4,330
Effective tax rate	21%	34%
Deferred tax asset	10,635	1,472
Less: Valuation allowance	(10,635)	(1,472)
Net deferred asset	$-	$-

The change in the valuation allowance during the years ended August 31, 2018 and 2017 was $9,163 and $713, respectively.

As of August 31, 2018, the Company had $50,643 in net operating losses (“NOLs“) that may be available to offset future taxable income, which begin to expire in 2036. In accordance with Section 382 of the U.S. Internal Revenue Code. The usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2018 are subject to review by the tax authorities.

The changes in deferred tax assets related to the changes in tax rates are as follows:

	Tax Rate at 21%	Tax Rate at 34%	Changes

Year Ended August 31, 2017	$441	$713	$(273)
Year Ended August 31, 2018	$9,726	$15,746	$(6,021)

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our Chief Executive Officer, our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of August 31, 2018 using the criteria established in “Internal Control - Integrated Framework“ issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO“).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2018, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statement. Currently our Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of August 31, 2018, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at August 31, 2018, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of August 31, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Teddy Chen An	Chief Executive Officer, President, Secretary and Treasurer	36	May 4, 2018

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Teddy Chen An – President, Chief Executive Officer, Secretary, Treasurer and Director

Teddy Chen An graduated from Guangzhou University with a Master’s Degree in Financial Management in 2006 and also has a Bachelor of Science in Finance Management form Jinan University in 2004. He has experience in numerous accounting and financial management positions in a variety of different companies. He started his career as a finance executive in Guangzhou Elsca Trade Co Ltd for 5 years from 2006 to 2011, then moving on to Mingzhi Accounting and Tax Consultation as a senior auditor from 2011 to 2015. He last served as the Finance Director of Rich International, a leading Apparel & Fashion export company based in China from 2015 - 2018.

Our company believes that Mr. An’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act“). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2018, we did not effect any material changes to the procedures by which our shareholders August recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Teddy Chen An(1) President, CEO, Secretary,	2018	-	-	-	-	-	-	-	-
Treasurer and Director	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Jose Maria Galarza Gaona(2)	2018	-	-	-	-	-	-	-	-
Former President and Director	2017	-	-	-	-	-	-	-	-

Karel Astride Oulai(3)	2018	-	-	-	-	-	-	-	-
Former Secretary and Treasurer	2017	-	-	-	-	-	-	-	-

_________

(1)	Teddy Chen An was appointed President, Chief Financial Officer, Secretary and Treasurer on May 4, 2018.
(2)	Jose Mari Galarza Gaona was appointed President and Director on July 20, 2016 and resigned all positions on May 4, 2018.
(3)	Karel Astride Oulai was appointed Secretary and Treasurer on September 14, 2018 and resigned all positions on May 4, 2018.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended August 31, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended August 31, 2018 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 28, 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)(3)(4)(5)(6)
Teddy Chen An 8 The Green, Suite #5140 Dover DE 19901	Nil	Nil
Directors and Executive Officers as a Group	Nil	Nil
Greenfields International Limited 3Rd Floor, 14 Hanover Street Mayfair, London United Kingdom W1S 1YH	4,000,000 Common	82.70%
5% shareholders as a group	4,000,000 Common	82.70%

__________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 28, 2018. As of November 28, 2018 there were 4,836,500 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended August 31, 2018, the Company’s President advanced $13,232 to the Company and the Company has made a $6,600 repayment to him.

Director Independence

We currently act with one director, consisting of Teddy Chen An. We have determined that none of our directors is an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2018 and for fiscal year ended August 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2018	August 31, 2017
Audit Fees	$15,000	$17,000
Audit Related Fees	$ Nil	$ Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,000	$17,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

KALMIN CORP.
(Registrant)

Dated: November 29, 2018	/s/ Teddy Chen An
Teddy Chen An
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 29, 2018	/s/ Teddy Chen An
Teddy Chen An
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

