Form 10-Q
period 2018-11-30
KALMIN CORP.
filed 2019-01-14
CIK 1685570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-214638

Kalmin Corp.
(Exact name of registrant as specified in its charter)

Nevada	37-1832675
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8 The Green, Suite #5140, Dover, DE	19901
(Address of principal executive offices)	(Zip Code)

302-782-4171

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,836,500 common shares issued and outstanding as of January 10, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KALMIN CORP.

Balance Sheets

	November 30,	August 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$17,858	$12,821
Advances from director	6,101	2,582
TOTAL LIABILITIES	23,959	15,403

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 4,836,500 shares issued and outstanding	4,836	4,836
Additional paid-in capital	30,404	30,404
Accumulated deficit	(59,199)	(50,643)
Total stockholders' deficit	(23,959)	(15,403)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

KALMIN CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2018	2017

REVENUES	$-	$13,616
COST OF GOODS SOLD	-	6,668
GROSS PROFIT	-	6,948

OPERATING EXPENSES
General and administrative	$8,556	$22,064
Total Operating Expenses	8,556	22,064

LOSS FROM OPERATIONS	(8,556)	(15,116)

Provision for Income Taxes	-	-

NET LOSS	$(8,556)	$(15,116)

Loss per Common Share - Basic and Diluted	$(0.00)	(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	4,836,500	4,835,401

The accompanying notes are an integral part of these financial statements.

KALMIN CORP.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,556)	$(15,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	529
Changes in operating assets and liabilities:
Prepaid expenses	-	2,265
Inventory	-	8,034
Accounts payable and accrued liabilities	5,037	-
Customer deposits	-	10,150
Net cash (used in) provided by operating activities	(3,519)	5,862

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from director	3,519	-
Proceeds from sale of common stock	-	500
Net cash provided by financing activities	3,519	500

Net increase in cash and cash equivalents	-	6,362
Cash and cash equivalents - beginning of period	-	4,021
Cash and cash equivalents - end of period	$-	$10,383

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KALMIN CORP.

Notes to the Financial Statements

November 30, 2018

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP“), which contemplate continuation of the Company as a going concern. The Company incurred an operating loss of $8,556 during the three months ended November 30, 2018 and has an accumulated deficit of $59,199 as of November 30, 2018. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 29, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2018, the Company has no bank account and does not possess any cash.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the following five-step procedure:

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

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2018 and 2017, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – ADVANCE FROM DIRECTOR

As of November 30, 2018 and August 31, 2018, the amount due to the Company’s President was $6,101 and $2,582, respectively. These advances were unsecured, non-interest bearing and due on demand.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Kalmin Corp., unless otherwise indicated.

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

Our company is currently evaluating our future strategic business plans.

Our address principal executive office is located at 8 The Green, Suite #5140 Dover DE 19901. We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

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

Results of Operations – Three Months Ended November 30, 2018 Compared to November 30, 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended November 30, 2018 and 2017, which are included herein.

Our operating results for the three months ended November 30, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2018	2017	Changes

Revenues	$-	$13,616	$(13,616)
Cost of Goods Sold	$-	$6,668	$(6,668)
Gross Profit	$-	$6,948	$(6,948)
Operating Expenses	$8,556	$22,064	$(13,508)
Net Loss	$8,556	$15,116	$(6,560)

We recognized revenue of $NIL and incurred cost of sales of $NIL for the three months ended November 30, 2018, compared to $13,616 and $6,668 for the three months ended November 30, 2017. On May 4, 2018, the Company underwent a change of control and the Company is currently evaluating its future strategic business plans.

Operating expenses were $8,556 for the three months ended November 30, 2018, compared to $22,064 for the three months ended November 30, 2017, mainly due to a decrease in stock transfer fees, legal fees and advertising expenses.

We incurred a net loss in the amount of $8,556 and $15,116 for the three months ended November 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Working Capital

	As of	As of
	November 30,	August 31,
	2018	2018	Changes

Current Assets	$-	$-	$-
Current Liabilities	$23,959	$15,403	$8,556
Working Capital (Deficiency)	$(23,959)	$(15,403)	$(8,556)

As of November 30, 2018, we had a working capital deficit of $23,959 compared to a working capital deficit of $15,403 as of August 31, 2018.

As of November 30, 2018 and August 31, 2018, we had no current assets with all assets being transferred upon the change of control of the Company on May 4, 2018, as the assets were returned to the previous owner.

As of November 30, 2018, we had current liabilities of $23,959 for accounts payable and accrued liabilities of $17,858 and advances from director of $6,101, as compared to current liabilities of $15,403 as of August 31, 2017, for accounts payable and accrued liabilities of $12,821 and advances from director of $2,582.

The increase in working capital deficiency was due to the increase in accounts payable and accrued liabilities and the advances from director.

Cash Flows

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2018	2017	Changes

Net cash (used in) provided by operating activities	$(3,519)	$5,862	$(9,381)
Net cash used in investing activities	$-	$-	$-
Net cash provided by financing activities	$3,519	$500	$3,019
Net increase (decrease) in cash and cash equivalents	$-	$6,362	$(6,362)

Cash Flow from Operating Activities

For the three months ended November 30, 2018, net cash used in operating activities was $3,519, related to our net loss of $8,556, offset by an increase in accounts payable and accrued liabilities of $5,037.

For the three months ended November 30, 2017, net cash provided by operating activities was $5,862, related to our net loss of $15,116, offset by depreciation of $529, a decrease in prepaid expense of $2,265, a decrease in inventory of $8,034 and a decrease of customer deposits of $10,150.

Cash Flow from Investing Activities

We had no investing activities during the three months ended November 30, 2018 and 2017.

Cash Flow from Financing Activities

For the three months ended November 30, 2018, net cash provided by financing activities was $3,519, attributed to the net advancement from director.

For the three months ended November 30, 2017, net cash provided by the financing activities was $500 attributed to the proceeds from the issuance of common stock.

Liquidity and Capital Resources

Our cash balance at November 30, 2018 was $0, with $23,959 in outstanding current liabilities, consisting of accounts payable and accrued liabilities of $17,858 and advances from director of $6,101.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
(32)	Section 1350 Certification
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
101	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALMIN CORP.
(Registrant)

Dated: January 14, 2019	/s/ Teddy Chen An
Teddy Chen An
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

