Form 10-Q
period 2019-02-28
KALMIN CORP.
filed 2019-06-26
CIK 1685570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-214638

Kalmin Corp.
(Exact name of registrant as specified in its charter)

Nevada	37-1832675
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Osterbrogade 226 st. tv, Copenhagen, Denmark	2100
(Address of principal executive offices)	(Zip Code)

302-782-4171
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

4,836,500 common shares issued and outstanding as of June 17, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KALMIN CORP.

Consolidated Balance Sheets

	February 28,	August 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$53	$-
Accounts receivable	498	-
Total Current Assets	551	-
	-	-
TOTAL ASSETS	$551	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$12,063	$12,821
Advances from director	27,463	2,582
TOTAL LIABILITIES	39,526	15,403

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 4,836,500 shares issued and outstanding	4,836	4,836
Additional paid-in capital	26,101	30,404
Retained earnings from discontinued operations	29,190	29,190
Accumulated deficit	(99,102)	(79,833)
Total Stockholders’ Deficit	(38,975)	(15,403)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$551	$-

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February28,	February 28,	February28,	February 28,
	2019	2018	2019	2018

REVENUES, NET OF FEES	$500	$-	$500	$-

OPERATING EXPENSES
General and administrative	$11,213	$13,069	$19,769	$34,605
Total Operating Expenses	11,213	13,069	19,769	34,605

Loss Before Income Taxes	(10,713)	(13,069)	(19,269)	(34,605)
Provision for Income Taxes	-	-	-	-
NET LOSS FROM CONTINUED OPERATIONS	(10,713)	(13,069)	(19,269)	(34,605)

NET INCOME FROM DISCOUTINUED OPERATIONS	-	4,778	-	11,197

NET LOSS	$(10,713)	$(8,291)	$(19,269)	$(23,408)

Loss from Continued Operations per share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	(0.01)
Income from Discontinued Operations per share: Basic and Diluted	$0.00	$0.00	$0.00	0.00
Net loss per share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	4,836,500	4,836,500	4,836,500	4,835,948

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Six Month periods ended February 28, 2019

(Unaudited)

				Retained
				Earnings
	Common Stock		Additional	from
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Total

Balance - August 31, 2018	4,836,500	$4,836	$30,404	$29,190	$(79,833)	$(15,403)
Net loss for the three months ended November 30, 2018	-	-	-	-	(8,556)	(8,556)
Balance - November 30, 2018	4,836,500	$4,836	$30,404	$29,190	$(88,389)	$(23,959)
Acquisition of net assets	-	-	(4,303)	-	-	(4,303)
Net loss for the three months ended February 28, 2019	-	-	-	-	(10,713)	(10,713)
Balance - February 28, 2019	4,836,500	$4,836	$26,101	$29,190	$(99,102)	$(38,975)

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Six Month periods ended February 28, 2018

(Unaudited)

				Retained Earnings
	Common Stock		Additional	from
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Total

Balance - August 31, 2017	4,811,500	$4,811	$14,969	$19,016	$(23,346)	$15,450
Common shares issued for cash	25,000	25	475	-	-	500
Net income from discontinued operations for the three months ended November 30, 2017	-	-	-	6,419	-	6,419
Net loss for the three months ended November 30, 2017	-	-	-	-	(21,536)	(21,536)
Balance - November 30, 2017	4,836,500	$4,836	$15,444	$25,435	$(44,882)	$833
Net income from discontinued operations for the three months ended February 28, 2018	-	-	-	4,778	-	4,778
Net loss for the three months ended February 28, 2018	-	-	-	-	(13,069)	(13,069)
Balance - February 28, 2018	4,836,500	$4,836	$15,444	$30,213	$(57,951)	$(7,458)

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	February 28,	February 28,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations	$(19,269)	$(34,605)
Net income from discontinued operations	-	11,197
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,058
Changes in operating assets and liabilities:
Accounts receivable	(498)	-
Prepaid expenses	-	4,170
Inventory	-	12,878
Accounts payable and accrued liabilities	(5,114)	360
Customer deposits	-	1,700
Net cash used in operating activities	(24,881)	(3,242)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net cash from No Tie LLC	53	-
Net cash provided by investing activities	53	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from director	24,881	-
Proceeds from sale of common stock	-	500
Net cash provided by financing activities	24,881	500

Net increase (decrease) in cash and cash equivalents	53	(2,742)
Cash and cash equivalents - beginning of period	-	4,021
Cash and cash equivalents - end of period	$53	$1,279

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

KALMIN CORP.

Notes to the Consolidated Financial Statements

February 28, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Kalmin Corp. (“the Company”) was incorporated on July 20, 2016 in the State of Nevada.

On May 4, 2018, as a result of a private transaction, the control block of voting stock of the Company, represented by 4,000,000 shares of common stock, was transferred from Jose Maria Galarza Gaona to Greenfields International Limited, and a change of control of Kalmin Corp. has occurred.

Upon the change of control of the Company, the existing directors and officers resigned immediately. Accordingly, Jose Maria Galarza Gaona, serving as director and President and Karel Astride Oulai, serving as Treasurer and Secretary, ceased to be the Company’s officers and directors. At the effective date of the transfer, Xie Qi Kang, age 36, assumed the role of director and Chief Executive Officer, President, Secretary and Treasurer of the Company.

Previous Business

From inception until May 4, 2018, the Company manufactured and sold the necessary equipment for drinking mate – kalabas and bombilla. With the change of control on May 4, 2018, management determined it was in the best interest of the Company to seek new business opportunities.

Acquisition

On December 1, 2018, the Company entered into a Share Sale and Purchase Agreement (the “Agreement”) with No Tie LLC (“No Tie”). Under the terms of the Agreement, the Company have agreed to purchase all of the issued and outstanding shares of No Tie and its mobile application assets for a purchase price of $37,500 (the “Acquisition”).

In connection with the Agreement, the Company assumed certain ongoing responsibilities of No Tie, including maintaining Apple developer licenses and domain name registration and hosting.

The Acquisition closed on January 25, 2019. At closing, No Tie became a subsidiary of our company.

Current Business

Upon closing of the Acquisition, the Company is now an App business with 120+ Apps primarily for iPhone, iPad and Apple.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company incurred an operating loss of $19,269 during the six months ended February 28, 2019 and has accumulated deficit of $99,102 from continued operations and retained earnings of $29,190 from discontinued operations as of February 28, 2019. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 29, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, No Tie, LLC. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net (loss).

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of February 28, 2019, the cash and cash equivalents is $53.

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

The Company’s sales are completed through an online platforms by third parties. The Company receives collection on payments either at the time of sale, or 30 or 60 days subsequent to the sale.

For products and services where collection is immediate, the Company recognizes revenue at the time of sale.

Accounts Receivable

The Company records accounts receivable in accordance with ASC 310, “Receivables.” Receivables consist of mobile application sales that have been made, but cash has not yet been received. The terms of receivables are typically 60 days after sale. As of February 28, 2019, amounts of $498 was recorded as accounts receivable, 100% of which was due from one customer.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2019 and August 31, 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – ADVANCE FROM DIRECTOR

As of February 28, 2019 and August 31, 2018, the amount due to the Company’s President was $27,463 and $2,582, respectively. These advances were unsecured, non-interest bearing and due on demand.

NOTE 5 – DISCONTINUED OPERATIONS

During the six months ended February 28, 2019, in connection with the acquisition of No Tie LLC, the Company changed their business operations from manufacturing and sale of equipment for drinking mate to developing on-line mobile applications.

The Company has excluded results of the operations from its Consolidated Statements of Operations to present the revenue, cost of revenue and related operating expense from the drinking mate equipment business in discontinued operations.

The following table shows the results of operations of the drinking mate equipment business for the six months ended February 28, 2019 and 2018 which are included in the net income from discontinued operations:

	Six Months Ended
	February 28
	2019	2018
Revenues	$-	$25,766
Cost of Goods Sold	-	13,511
Gross Profit	-	12,255

Operating Expenses
General and administrative	-	1,058
Total Operating Expenses	-	1,058

Income from Operations	-	11,197

Provision for income taxes	-	-

Net Income from Discontinued Operations	$-	$11,197

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

General Overview

We were incorporated under the laws of the State of Nevada on July 20, 2017, for the purpose of manufacturing and selling the necessary equipment for drinking mate - kalabas and bombilla.

On May 4, 2018, as a result of a private transaction, the control block of voting stock of our company, represented by 4,000,000 shares of common stock, was transferred from Jose Maria Galarza Gaona to Greenfields International Limited, resulting in a change of control.

Upon the change of control of our company, the existing directors and officers resigned immediately. Accordingly, Jose Maria Galarza Gaona, serving as director and President and Karel Astride Oulai, serving as Treasurer and Secretary, ceased to be officers and directors of our company. At the effective date of the transfer, Xie Qi Kang, age 36, assumed the role of director and Chief Executive Officer, President, Secretary and Treasurer of the Company.

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

Results of Operations

Three Months Ended February 28, 2019 Compared to February 28, 2018

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the six months ended February 28, 2019 and 2018, which are included herein.

Our operating results for the three months ended February 28, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	February 28,	February 28,
	2019	2018	Changes

Revenues	$500	$-	$500
Operating Expenses	$11,213	$13,069	$(1,856)
Net loss from continued operations	$(10,713)	$(13,069)	$2,356
Net income from discontinued operations	$-	$4,778	$(4,778)
Net loss	$(10,713)	$(8,291)	$(2,422)

On December 1, 2018, we entered into a Share Sale and Purchase Agreement with No Tie LLC. The Acquisition closed on January 25, 2019. At closing, No Tie became a subsidiary of our company.

During the three months ended February 28, 2019 and 2018, we incurred total net loss of $10,713 and $8,291, respectively. We incurred net loss from continued operations in the amount of $10,713 and $13,069 for the three months ended February 28, 2019 and 2018, respectively. We incurred net loss from discontinued operations in the amount of $NIL and recognized net income from discontinued operations of $4,778 for the three months ended February 28, 2019 and 2018, respectively.

We recognized revenue of $500 from mobile application sales and incurred cost of sales of $NIL for the three months ended February 28, 2019 since the acquisition of No Tie LLC on January 25, 2019.

Operating expenses were $10,713 for the three months ended February 28, 2019, compared to $13,069 for the three months ended February 28, 2018 with respect to the requirements for public reporting.

Six Months Ended February 28, 2019 Compared to February 28, 2018

Our operating results for the six months ended February 28, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Six Months	Six Months
	Ended	Ended
	February 28,	February 28,
	2019	2018	Changes

Revenues	$500	$-	$500
Operating Expenses	$19,769	$34,605	$(14,836)
Net loss from continued operations	$(19,269)	$(23,408)	$4,139
Net income from discontinued operations	$-	$11,197	$(11,197)
Net loss	$(19,269)	$(23,408)	$4,139

On December 1, 2018, we entered into a Share Sale and Purchase Agreement with No Tie LLC. The Acquisition closed on January 25, 2019. At closing, No Tie became a subsidiary of our company.

During the six months ended February 28, 2019 and 2018, we incurred total net loss of $19,269 and $23,408, respectively. We incurred net loss from continued operations in the amount of $19,269 and $23,408 for the six months ended February 28, 2019 and 2018, respectively. We incurred net loss from discontinued operations in the amount of $NIL and recognized net income from discontinued operations of $11,197 for the six months ended February 28, 2019 and 2018, respectively.

We recognized revenue of $500 from mobile application sales and incurred cost of sales of $NIL for the six months ended February 28, 2019 since the acquisition of No Tie LLC on January 25, 2019.

Operating expenses were $19,269 for the six months ended February 28, 2019, compared to $34,605 for the six months ended February 28, 2018 due to decrease in professional fees incurred with respect to the requirements for public reporting.

Liquidity and Capital Resources

Working Capital

	As of	As of
	February 28,	August 31,
	2019	2018	Changes

Current Assets	$551	$-	$551
Current Liabilities	$39,526	$15,403	$24,123
Working Capital (Deficiency)	$(38,975)	$(15,403)	$(23,572)

As of February 28, 2019, 2018, we had a working capital deficit of $38,975 compared to a working capital deficit of $15,403 as of August 31, 2018. The increase in working capital deficiency was due to the increase in advances from the director.

Cash Flows

	Six Months	Six Months
	Ended	Ended
	February 28,	February 28,
	2019	2018	Changes

Net cash used in operating activities	$(24,881)	$(3,242)	$(21,639)
Net cash used in investing activities	$53	$-	$53
Net cash provided by financing activities	$24,881	$500	$24,381
Net increase (decrease) in cash and cash equivalents	$53	$(2,742)	$2,795

Cash Flow from Operating Activities

For the six months ended February 28, 2019, net cash used in operating activities was $24,881, related to our net loss from continued operations of $19,269, increased by an increase in accounts receivable of $498 and a decrease in accounts payable and accrued liabilities of $5,114.

For the six months ended February 28, 2018, net cash provided by operating activities was $3,242, related to our net loss from continued operations of $34,605, offset by our net income from discontinued operations of $11,197, depreciation of $1,058, a decrease in prepaid expense of $4,170, a decrease in inventory of $12,878, and an increase in accounts payable and accrued liabilities of $360 and an increase in customer deposits of $1,700.

Cash Flow from Investing Activities

For the six months ended February 28, 2019, net cash provided by investing activities was $53 from the acquisition of net cash from No Tie LLC as a result of business combination.

We had no investing activities during the six months ended February 28, 2018.

Cash Flow from Financing Activities

For the six months ended February 28, 2019, net cash provided by financing activities was $24,881 attributed to the net advancement from the director.

For the six months ended February 28, 2018, net cash provided by the financing activities was $500 attributed to the proceeds from the issuance of common stock.

Liquidity and Capital Resources

Our cash balance at February 28, 2019 was $53, with $39,526 in outstanding current liabilities, consisting of accounts payable and accrued liabilities of $12,063 and advances from director of $27,463.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended February 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

________

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KALMIN CORP.
(Registrant)

Dated: June 26, 2019	/s/ Xie Qi Kang
Xie Qi Kang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

