Form 10-Q
period 2019-05-31
KALMIN CORP.
filed 2019-07-12
CIK 1685570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 333-214638

KALMIN CORP.
(Exact name of registrant as specified in its charter)

Nevada	37-1832675
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Osterbrogade 226 st. tv, Copenhagen, Denmark	2100
(Address of principal executive offices)	(Zip Code)

302-782-4171

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES      ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES      ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

4,836,500 common shares issued and outstanding as of July 8, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KALMIN CORP.

Consolidated Balance Sheets

	May 31,	August 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$790	$-
Accounts receivable	418	-
Total Current Assets	1,208	-
	-	-
TOTAL ASSETS	$1,208	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$14,325	$12,821
Advances from director	31,176	2,582
TOTAL LIABILITIES	45,501	15,403

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 4,836,500 shares issued and outstanding	4,836	4,836
Additional paid-in capital	26,101	30,404
Retained earnings from discontinued operations	29,190	29,190
Accumulated deficit	(104,420)	(79,833)
Total Stockholders’ Deficit	(44,293)	(15,403)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,208	$-

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May31,	May 31,	May31,	May 31,
	2019	2018	2019	2018

REVENUES, NET OF FEES	$1,157	$-	$1,657	$-

OPERATING EXPENSES
General and administrative	$6,475	$12,220	$26,244	$46,331
Total Operating Expenses	6,475	12,220	26,244	46,331

Loss Before Income Taxes	(5,318)	(12,220)	(24,587)	(46,331)
Provision for Income Taxes	-	-	-	-
NET LOSS FROM CONTINUED OPERATIONS	(5,318)	(12,220)	(24,587)	(46,331)

NET INCOME (LOSS) FROM DISCOUTINUED OPERATIONS	-	(529)	-	10,174

NET LOSS	$(5,318)	$(12,749)	$(24,587)	$(36,157)

Loss from Continued Operations per share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	(0.01)
Income (Loss) from Discontinued Operations per share: Basic and Diluted	$-	$(0.00)	$-	0.00
Net loss per share: Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	(0.01)
Weighted Average Common Shares Outstanding - Basic and Diluted	4,836,500	4,836,500	4,836,500	4,836,042

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

				Retained Earnings
	Common Stock		Additional	from
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Total

Balance - August 31, 2018	4,836,500	$4,836	$30,404	$29,190	$(79,833)	$(15,403)
Net loss for the three months ended November 30, 2018	-	-	-	-	(8,556)	(8,556)
Balance - November 30, 2018	4,836,500	$4,836	$30,404	$29,190	$(88,389)	$(23,959)
Acquisition of net assets	-	-	(4,303)	-	-	(4,303)
Net loss for the three months ended February 28, 2019	-	-	-	-	(10,713)	(10,713)
Balance - February 28, 2019	4,836,500	$4,836	$26,101	$29,190	$(99,102)	$(38,975)
Net loss for the three months ended May 31, 2019	-	-	-	-	(5,318)	(5,318)
Balance - May 31, 2019	4,836,500	$4,836	$26,101	$29,190	$(104,420)	$(44,293)

				Retained Earnings
	Common Stock		Additional	from
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Total

Balance - August 31, 2017	4,811,500	$4,811	$14,969	$19,016	$(23,346)	$15,450
Common shares issued for cash	25,000	25	475	-	-	500
Net income from discontinued operations for the three months ended November 30, 2017	-	-	-	6,419	-	6,419
Net loss for the three months ended November 30, 2017	-	-	-	-	(21,536)	(21,536)
Balance - November 30, 2017	4,836,500	$4,836	$15,444	$25,435	$(44,882)	$833
Net income from discontinued operations for the three months ended February 28, 2018	-	-	-	4,778	-	4,778
Net loss for the three months ended February 28, 2018	-	-	-	-	(13,069)	(13,069)
Balance - February 28, 2018	4,836,500	$4,836	$15,444	$30,213	$(57,951)	$(7,458)
Transfer of net assets upon change of control	-	-	9,960	-	-	9,960
Net loss from discontinued operations for the three months ended May 31, 2018	-	-	-	(529)	-	(529)
Net loss for the three months ended May 31, 2018	-	-	-	-	(12,220)	(12,220)
Balance - May 31, 2018	4,836,500	$4,836	$25,404	$29,684	$(70,171)	$(10,247)

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations	$(24,587)	$(46,331)
Net income from discontinued operations	-	10,174
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	2,081
Changes in operating assets and liabilities:
Accounts receivable	(418)	-
Prepaid expenses	-	5,321
Inventory	-	12,877
Accounts payable and accrued liabilities	(2,852)	10,607
Customer deposits	-	1,700
Net cash used in operating activities	(27,857)	(3,571)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net cash from No Tie LLC	53	-
Net cash provided by investing activities	53	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from director	28,594	5,650
Repayment to director	-	(6,600)
Proceeds from sale of common stock	-	500
Net cash provided by (used in) financing activities	28,594	(450)

Net increase (decrease) in cash and cash equivalents	790	(4,021)
Cash and cash equivalents - beginning of period	-	4,021
Cash and cash equivalents - end of period	$790	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Transfer of net assets upon change of control	$-	$9,960

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Notes to the Consolidated Financial Statements

May 31, 2019

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company incurred an operating loss of $24,587 during the nine months ended May 31, 2019 and has accumulated deficit of $104,420 from continued operations and retained earnings of $29,190 from discontinued operations as of May 31, 2019. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 29, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2019, the cash and cash equivalents is $790.

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

Accounts Receivable

The Company records accounts receivable in accordance with ASC 310, “Receivables.” Receivables consist of mobile application sales that have been made, but cash has not yet been received. The terms of receivables are typically 60 days after sale. As of May 31, 2019, amounts of $418 was recorded as accounts receivable, 100% of which was due from one customer.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2019 and August 31, 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – ADVANCE FROM DIRECTOR

During the nine months ended May 31, 2019, the Company’s President advanced $28,594 to the Company.

During the nine months ended May 31, 2018, the Company’s President advanced $5,650 to the Company and the Company has made a $6,600 repayment to him. Advances from director of $20,503 were assumed by the new director upon the change of control of the Company on May 4, 2018.

As of May 31, 2019 and August 31, 2018, the amount due to the Company’s President was $31,176 and $2,582, respectively. These advances were unsecured, non-interest bearing and due on demand.

NOTE 5 – DISCONTINUED OPERATIONS

During the nine months ended May 31, 2019, in connection with the acquisition of No Tie LLC, the Company changed their business operations from manufacturing and sale of equipment for drinking mate to developing on-line mobile applications.

The Company has excluded results of the operations from its Consolidated Statements of Operations to present the revenue, cost of revenue and related operating expense from the drinking mate equipment business in discontinued operations.

The following table shows the results of operations of the drinking mate equipment business for the nine months ended May 31, 2019 and 2018 which are included in the net income from discontinued operations:

	Nine Months Ended
	May 31,
	2019	2018
Revenues	$-	$25,766
Cost of Goods Sold	-	13,511
Gross Profit	-	12,255

Operating Expenses
General and administrative	-	2,081
Total Operating Expenses	-	2,081

Income from Operations	-	10,174

Provision for income taxes	-	-

Net Income from Discontinued Operations	$-	$10,174

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

Our address principal executive office is located at 8 The Green, Suite #5140 Dover DE 19901. We do not have any subsidiaries. We do not have a corporate website.

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

Results of Operations

Three Months Ended May 31, 2019 Compared to May 31, 2018

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the nine months ended May 31, 2019 and 2018, which are included herein.

Our operating results for the three months ended May 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2019	2018	Changes

Revenues	$1,157	$-	$1,157
Operating Expenses	$6,475	$12,220	$(5,745)
Net loss from continued operations	$(5,318)	$(12,220)	$6,902
Net loss from discontinued operations	$-	$(529)	$529
Net loss	$(5,318)	$(12,749)	$7,431

During the three months ended May 31, 2019 and 2018, we incurred total net loss of $5,318 and $12,749, respectively. We incurred net loss from continued operations in the amount of $5,318 and $12,220 for the three months ended May 31, 2019 and 2018, respectively. We incurred net loss from discontinued operations in the amount of $NIL and $529 for the three months ended May 31, 2019 and 2018, respectively.

We recognized revenue of $1,157 from mobile application during the three months ended May 31, 2019.

Operating expenses were $26,244 for the three months ended May 31, 2019, compared to $46,331 for the three months ended May 31, 2018 due to decrease in professional fees incurred with respect to the requirements for public reporting.

Nine Months Ended May 31, 2019 Compared to May 31, 2018

Our operating results for the nine months ended May 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2019	2018	Changes

Revenues	$1,657	$-	$1,657
Operating Expenses	$26,244	$46,331	$(20,087)
Net loss from continued operations	$(24,587)	$(36,157)	$11,570
Net income from discontinued operations	$-	$10,174	$(10,174)
Net loss	$(24,587)	$(36,157)	$11,570

On December 1, 2018, we entered into a Share Sale and Purchase Agreement with No Tie LLC. The Acquisition closed on January 25, 2019. At closing, No Tie became a subsidiary of our company.

During the nine months ended May 31, 2019 and 2018, we incurred total net loss of $24,587 and $36,157, respectively. We incurred net loss from continued operations in the amount of $24,587 and $36,157 for the nine months ended May 31, 2019 and 2018, respectively. We recognized net income from discontinued operations in the amount of $NIL and $10,174 for the nine months ended May 31, 2019 and 2018, respectively.

We recognized revenue of $1,657 from mobile application sales for the nine months ended May 31, 2019 since the acquisition of No Tie LLC on January 25, 2019.

Operating expenses were $26,244 for the nine months ended May 31, 2019, compared to $46,331 for the nine months ended May 31, 2018 due to decrease in professional fees incurred with respect to the requirements for public reporting.

Liquidity and Capital Resources

Working Capital

	As of	As of
	May 31,	August 31,
	2019	2018	Changes

Current Assets	$1,208	$-	$1,208
Current Liabilities	$45,501	$15,403	$30,098
Working Capital (Deficiency)	$(44,293)	$(15,403)	$(28,890)

As of May 31, 2019, we had a working capital deficit of $44,293 compared to a working capital deficit of $15,403 as of August 31, 2018. The increase in working capital deficiency was mainly due to the increase in advances from the director.

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2019	2018	Changes

Net cash used in operating activities	$(27,857)	$(3,571)	$(24,286)
Net cash provided by investing activities	$53	$-	$53
Net cash provided by financing activities	$28,594	$(450)	$29,044
Net increase (decrease) in cash and cash equivalents	$790	$(4,021)	$4,811

Cash Flow from Operating Activities

For the nine months ended May 31, 2019, net cash used in operating activities was $27,857, related to our net loss from continued operations of $24,587, increased by an increase in accounts receivable of $418 and a decrease in accounts payable and accrued liabilities of $2,852.

For the nine months ended May 31, 2018, net cash used in operating activities was $3,571, related to our net loss of from continued operations of $46,331, offset by net income from discontinued operations of $10,174, the depreciation expense of $2,081, a decrease in prepaid expenses of $5,321, a decrease in inventory of $12,877 , an increase in accounts payable and accrued liabilities of $10,607 and an increase in customer deposits of $1,700.

Cash Flow from Investing Activities

For the nine months ended May 31, 2019, net cash provided by investing activities was $53 from the acquisition of net cash from No Tie LLC as a result of business combination.

We had no investing activities during the nine months ended May 31, 2018.

Cash Flow from Financing Activities

For the nine months ended May 31, 2019, net cash provided by financing activities was $28,594 attributed to the net advancement from the director.

For the nine months ended May 31, 2018, net cash used in financing activities was $450 attributed to the proceeds from the issuance of common stock of $500 and the advancement from the director of $5,650, offset by the repayment to the director of $6,600.

Liquidity and Capital Resources

Our cash balance at May 31, 2019 was $790, with $45,501 in outstanding current liabilities, consisting of accounts payable and accrued liabilities of $14,325 and advances from director of $31,176.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended May 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALMIN CORP.
(Registrant)

Dated: July 12, 2019	/s/ Xie Qi Kang
Xie Qi Kang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

