Form 10-K
period 2019-08-31
KALMIN CORP.
filed 2019-11-29
CIK 1685570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-52831

KALMIN CORP.
(Exact name of registrant as specified in its charter)

Nevada	37-1832675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Osterbrogade 226 st. tv, Copenhagen Denmark	2100
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302)782-4171

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2019, was $1,626,993 based on a $1.945 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

4,836,500 shares of common stock as of November 26, 2019.

FORWARD-LOOKING STATEMENTS

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

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

Unless otherwise specified in this annual report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Kalmin Corp., a Nevada corporation and our wholly-owned subsidiary, No Tie LLC, a New York limited liability corporation, unless otherwise indicated.

PART I

ITEM 1. BUSINESS

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

Upon the change of control of our company, the existing directors and officers resigned immediately. Accordingly, Jose Maria Galarza Gaona, serving as director and President and Karel Astride Oulai, serving as Treasurer and Secretary, ceased to be officers and directors of our company. At the effective date of the transfer, Teddy Chen An, assumed the role of director and Chief Executive Officer, President, Secretary and Treasurer of our company.

With the change of control on May 4, 2018, management determined it was in the best interest of our company to seek new business opportunities.

On December 1, 2018, we entered into a Share Sale and Purchase Agreement (the "Agreement") with No Tie LLC ("No Tie"). Under the terms of the Agreement, we have agreed to purchase all of the issued and outstanding shares of No Tie and its mobile application assets for a purchase price of $37,500 (the "Acquisition").

In connection with the Agreement, our company assumed certain ongoing responsibilities of No Tie, including maintaining Apple developer licenses and domain name registration and hosting.

The assets acquired by our company consist of a significant portion of the assets used in the operation of the No Tie business, with the exception of, accounts receivable for sales made prior to the closing date for the developer accounts, cash on hand and all computers, printers and related accessories and technology equipment.

On December 2, 2018, we entered into a First Amendment to the Agreement, wherein the closing date of the Acquisition was extended from December 1, 2018 to on or before January 31, 2019. The Acquisition closed on January 25, 2019. At closing, No Tie became a subsidiary of our company.

Our principal executive offices are located at Osterbrogade 226 st. tv, Copenhagen, Denmark 2100. Our telephone number is (302)782-4171. We do not have a corporate website.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

CURRENT BUSINESS

Upon closing of the Acquisition, we are now an App business with 120+ Apps primarily for iPhone, iPad and Apple Watch with over six million downloads and awards from AARP, About.com, BestAppEver and more. Several of our Apps have consistently been ranked in the Top Ten in their categories, including #1 iPad Medical app.

Our Apps are available for download through the Apple App Store.

iOS Apps and Games

Our iPhone iOS portfolio includes 97 Apps, primarily consisting of ring tones. Our apps also include talking video greeting cards, games, Autism Speaking Soundboards and more.

Our iPad iOS portfolio includes 90 Apps, primarily consisting of ring tones. Our apps also include games, Autism Speaking Soundboards, iFAQs and more.

We currently have 1 apple TV App, Name That Candidate.

Our Mac Apps portfolio includes 2 ring tone Apps and 1 game.

We currently generate revenue from sales of our paid Apps and minimal revenue from advertisements published on certain Apps. A primary focus for us during the next 12 months is on developing new Apps and modifying existing Apps that we believe can generate increased revenue.

We have one part-time employee who devotes only 10 hours per week to our affairs and provides services to others in the business of developing, marketing and selling mobile applications. There can be no assurance that concepts for mobile applications developed by our employee will be presented to our company for consideration. With respect to any new applications developed by our employee, our company's position is that any such applications developed while they are using the resources of our company, will be owned by our company. At this time, we do not believe that the applications our employee will develop for our company will fall within the types of applications they may develop for other companies. However, no assurance can be given that a conflict will not arise over ownership of the applications developed by our employee, or that they will not become associated with another company that develops applications similar to those of our company. In either event, our company may not have rights to the applications developed by our employee that our company believes we are entitled to own. In the event of a conflict over ownership of applications developed by our employee, our company intends to enter into discussion to resolve the conflict amicably prior to any legal rights or remedies that may be available to our company.

Competition

Management believes that the Apps have the following strengths and weaknesses, relative to the competition in the market:

Strengths and Opportunities

Unique and novel apps and reliable source codes. The market currently includes many apps which are copycat apps; our Apps however are original and novel in their category.

We believe that we can increase our revenue from the development of new apps and improving certain apps that already exist within our portfolio.

Weaknesses

Lack of marketing: Our most significant weakness is that we have never had sufficient capital to undertake any amount of marketing. If we are unable to generate proceeds from the sale of the shares offered under this offering, we will not have funds to be used in marketing to grow our business.

iOS updates. So far the Apps have been updated to the latest available versions in their respective iOS platforms, but future updates could break some functionalities. With each update, some of our Apps’ functionalities become unusable and we must then update our Apps to cure such broken functionalities.

Workability. We cannot guarantee that we can make all of our Apps will work with all versions of Apple devices. Therefore, we must predict how our customer base will adopt new iOS operating system versions and modify our Apps to work with the highest percentage of our customers’ devices. Currently none of our apps work on an Android platform.

Target Market

We are focused on operating through the Apple App Store.

Sales & Marketing

Pricing Strategy

The cost of our Apps vary. We currently offer 3 App bundles at a cost of $9.99 per bundle and 1 app bundle at a cost of $19.99. Individual Apps are priced from $0.99 to $9.99. We believe that our pricing is seen as optimal for our current App types, however, changes in the market happen quickly and this pricing could become obsolete or a detriment to our growth.

Marketing Strategy

We will study analytics related to number of downloads of our Apps, daily rankings of our Apps in the Apple App Store, how often users use the Apps after purchasing, and sales of Apps. We will use the analytics to make changes to our Apps in an effort to increase sales of the Apps.

We also intend to utilize Facebook, Twitter, and YouTube in an effort to build a customer base for our Apps.

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

Emerging Growth Company Status

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

1.

The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

2.

The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

3.	The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non- convertible debt; or

4.	The date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this current report, including our financial statements and the related notes attached as exhibits, before making any decision to invest in shares of our common stock. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations and financial condition could suffer significantly. As a result, you could lose some or all of your investment in our common stock.

Risks Related to our Business

Our ability to operate as a going concern is in doubt

The audit opinion and notes that accompany our financial statements for the year ended August 31, 2018, disclose a 'going concern' qualification to our ability to continue in business. The accompany statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds.

We currently are not profitable and our ability to continue as a going concern is dependent upon our ability to raise capital to fund our future operations and working capital requirements or our ability to make positive progress in executing our business plan. Our plans for mitigating the going concern qualification include financing our future operations through sales of our common stock and/or debt and the eventual profitable operations of our business. The uncertainty of our achievement of these factors raises substantial doubt about our ability to continue as a going concern.

If we are unable to maintain a good relationship with Apple, our business will suffer.

The Apple App Store is our primary distribution, marketing, promotion and payment platform for our Apps. We expect to generate substantially all of our revenue through those platforms for the foreseeable future. Any deterioration in our relationship with Apple would harm our business and adversely affect the value of our stock.

We are subject to Apple’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their platform.

Our business would be harmed if:

•	Apple discontinues or limits access to its platform by us and other app developers;
•	Apple removes one of our revenue-producing Apps from their store;
•

Apple modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or change how the personal information of its users is made available to application developers on the their platform or shared by users from Apple's strong brand recognition and large user base.

If Apple loses their market position or otherwise fall out of favor with Internet users, we would need to identify alternative channels for marketing, promoting and distributing our Apps, which would consume substantial resources and may not be effective. In addition, Apple has broad discretion to change their terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us.

We operate in a new and rapidly changing industry, which makes it difficult to evaluate our business and prospects.

Mobile apps, from which we expect to derive all of our revenue, is a new and rapidly evolving industry. The growth of the mobile app industry and the level of demand and market acceptance of our Apps are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the mobile app industry, many of which are beyond our control, including:

•	changes in consumer demographics and public tastes and preferences;
•	the availability and popularity of other forms of entertainment;
•	the worldwide growth of personal computer, broadband internet and mobile device users, and the rate of any such growth; and
•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

Our ability to plan for app development, distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential users. New and different types of entertainment may increase in popularity at the expense of mobile apps. A decline in the popularity of apps in general, or our Apps in particular, would harm our business and prospects.

We have a new business model and a short operating history, which makes it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful.

We have a short operating history and a new business model, which makes it difficult to effectively assess our future prospects.

Our growth depends on our ability to consistently launch new apps that achieve significant popularity. Each of our Apps requires significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades. Our ability to successfully launch, sustain and expand apps and attract and retain a user-base largely will depend on our ability to:

•	anticipate and effectively respond to changing app interests and preferences;
•	anticipate or respond to changes in the competitive landscape;
•	anticipate or respond to changes in the competitive landscape;
•	effectively market new apps and enhancements to our existing users and new users;
•	minimize launch delays and cost overruns on new apps; and
•	minimize downtime and other technical difficulties.

If our Apps do not maintain their popularity, our results of operations could be harmed.

In addition to creating new apps that are attractive to a significant number of users, we must extend the life of our existing Apps, in particular our most successful Apps. For an App to remain popular, we must constantly enhance, expand or upgrade it with new features users find useful. Such constant enhancement requires the investment of significant resources, particularly with older Apps, and such costs on average have increased. We may not be able to successfully enhance, expand or upgrade our current Apps.

Our Apps target a specific market, and may be negatively impacted by updates to the iOS platform and unfavorable reviews, which could harm our business and results of operations.

Because our Apps are very specific on what they can do there is potential for them to be serving too narrow of a market. Another risk posed to our Apps are updates to the iOS platform, which could render some of our Apps or their features obsolete. In addition, negative reviews or ratings by app users could lower the number of downloads of our Apps. Each of the foregoing could harm our business and results of operations.

Any failure or significant interruption in our network could impact our operations and harm our business.

Our technology infrastructure is critical to the performance of our Apps and to user satisfaction. Our Apps run on a complex distributed system, or what is commonly known as cloud computing. This system is operated by third parties that we do not control and which would require significant time to replace. We expect this dependence on third parties to continue.

Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry, and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results.

We face significant competition, there are low barriers to entry in the search engine optimization industry, and competition is intense.

The search engine optimization industry is highly competitive, and we expect more competitors to emerge. We face competition from a number of competitors who offer search engine optimization software. Some of these current, emerging and potential competitors have significant resources for developing or acquiring additional software solutions, and have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the search engine optimization. Increased competition could result in loss of existing customers or reduce our ability to acquire new customers, both of which could harm our business.

There are low barriers to entry in the app industry, and competition is intense.

The app industry is highly competitive, with low barriers to entry and we expect more companies to enter the sector and a wider range of apps to be introduced. In addition, we have limited experience in developing apps for mobile and other platforms and our ability to succeed on those platforms is uncertain. As we continue to devote resources to developing apps for those platforms, we will face significant competition from established companies and new-comers. Some of these current, emerging and potential competitors have significant resources for developing apps, and have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the market for mobile apps. Increased competition could result in loss of existing users or reduce our ability to acquire new users, both of which could harm our business.

We may in the future be, subject to intellectual property disputes, which are costly to defend and could require us to pay significant damages and could limit our ability to use certain technologies in the future.

We may face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors, non-practicing entities and former employers of our personnel. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement we may be obligated to cancel the launch of a new App, stop offering an App or certain features of an App, pay royalties or significant settlement costs, purchase licenses or modify our Apps and features while we develop substitutes.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business and operating results.

We regard the protection of our trade secrets, copyrights, and other intellectual property rights as critical to our success and we rely on trade secret protection and copyright law to protect our proprietary rights. However, trade secret protection and copyright law may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others. Further, in some instances we may be required to obtain licenses to intellectual property in lieu of ownership. Such licenses may be limited in scope and require us to renegotiate on a frequent basis for additional use rights. Moreover, to the extent we only have a license to any intellectual property used in our software, there may be no guarantee of continued access to such intellectual property, including on commercially reasonable terms.

We could be required to cease certain activities and/or incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

Some of our competitors may own technology patents, copyrights, trademarks, trade secrets and website content, which they may use to assert claims against us. In recent years, there has been significant litigation involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights. As we face increasing competition and as litigation becomes a more common way to resolve disputes, we face a higher risk of being the subject of intellectual property infringement claims. We cannot assure you that we will not become subject to claims that we have misappropriated or misused other parties’ intellectual property rights. If we are sued by a third party that claims that our technology infringes its rights, the litigation (with or without merit) could be expensive and could divert our management resources.

The results of any intellectual property litigation to which we might become a party may require us to do one or more of the following:

•	cease making, selling, offering for sale or using technologies that incorporate the challenged intellectual property;
•	make substantial payments for legal fees, settlement payments or other costs or damages;
•	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or
•	redesign technology to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us, such payments or costs could have a material adverse effect upon our business and financial results.

Programming errors or flaws in our Apps could harm our reputation or decrease market acceptance of our Apps, which would harm our operating results.

Our Apps may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new Apps and rapidly release new features to existing Apps under tight time constraints. Further, if we utilize application developers in India and/or China, we believe there is an increased likelihood that our Apps may contain errors, bugs, flaws or corrupted data. We believe that if our users have a negative experience with our Apps, they may be less inclined to continue or resume using them or recommend our Apps to other potential users. Undetected programming errors, App defects and data corruption can disrupt our operations, adversely affect the experience of our users.

Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad, including laws regarding consumer protection, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our Apps, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

If we fail to keep up with technological developments and evolving user expectations, we may fail to maintain or attract customers or generate revenues, and our business and operating results may be materially and adversely affected.

We operate in a market characterized by rapidly changing technologies, evolving industry standards, new product and service announcements, new generations of product enhancements and changing user expectations. Accordingly, our performance and the ability to further monetize our Apps will depend on our ability to adapt to these rapidly changing technologies and industry standards, and our ability to continually innovate in response to both evolving demands of the marketplace and competitive products. There may be occasions when we may not be as responsive as our competitors in adapting our existing software to changing industry standards and the needs of our users.

We intend to devote resources aimed at developing new software applications and enhancing our existing software. We may not be able to effectively integrate new software applications or enhance our existing software on a timely basis or at all, which may decrease user satisfaction with our services. Such new software applications or enhancements to our existing software, even if developed or integrated, may not function as expected or may be unable to attract and retain a substantial number of users to use our products. Our failure to keep pace with rapid technological changes and evolving user expectations may cause us to fail to retain or attract users or generate revenues, and could have a material and adverse effect on our business and operating results.

We may not attain profitability in the future.

We expect to make significant investments in growing our business and significantly increase our use of independent contractors, which could further reduce our ability to attain profitability. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, our ability to become profitable in the future could become more difficult. In future periods, our revenue could decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including due to the other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors. Accordingly, we may not be able to attain profitability, and we may continue to incur losses in the future.

We may experience fluctuations in our quarterly operating results due to a number of factors, which make our future results difficult to predict.

Our revenue and other operating results could vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. In addition, we may not be able to accurately predict our future revenue or results of operations. We base our current and future expense levels on our internal operating plans and forecasts, and some of our operating costs are to a large extent fixed in the near term. As a result, we may not be able to reduce our costs quickly enough to compensate for an unexpected shortfall in revenue, and even a small shortfall in revenue could adversely affect financial results for that quarter.

Our employee is only part-time and the loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of one part-time employee. The loss of our employee could disrupt our current Apps, delay new app development, and decrease user retention, which would have an adverse effect on our business. In addition, as our employee is only part time and is required to only devote ten (10) hours per week to our affairs, it may have a negative impact on our business and planned operations. Further, we cannot any employee from terminating their employment with us at any time.

As we grow, we cannot guarantee we will be able to attract the personnel we need to maintain our competitive position. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

We will need to continue to expand and enhance our network infrastructure to accommodate the growth of our business.

We rely on our internal network infrastructure to manage our operations and to provide us with the data we need to analyze the performance of our business and to report our operational and financial performance accurately. We plan to invest in expanding and enhancing our network systems which could involve additional purchases of computer hardware and software as well as the hiring of additional operations personnel. We may not be able to successfully install and implement any new computer hardware and software needed to enhance our operational systems and we may not be able to attract a sufficient number of additional qualified operations personnel. If we are unable to successfully expand and enhance our network infrastructure and operational systems, or experience difficulties in implementing such systems, our business could be harmed.

Catastrophic events may disrupt our business.

Our systems and operations are vulnerable to damage or interruption from fires, floods, power losses, telecommunications failures, cyber attacks, terrorist attacks, acts of war, human errors, break-ins and similar events. Additionally, we rely on our network, data centers and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing and operational support activities. In the event of a catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

Security breaches could harm our business.

Security breaches have become more prevalent in the technology industry. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect, use, store and disclose, but there is no guarantee that inadvertent (e.g., software bugs or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized data access or use will not occur despite our efforts. Although we have not experienced any material security breaches to date, we have in the past experienced and we may in the future experience attempts to disable our systems or to breach the security of our systems. Techniques used to obtain unauthorized access to personal information, confidential information and/or the systems on which such information are stored and/or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and users and/or suffer other negative consequences to our business. A security breach could adversely affect the user experience and cause the loss or corruption of data, which could harm our business, financial condition and operating results. Any failure to maintain the security of our infrastructure could result in loss of personal information and/or other confidential information, damage to our reputation and user relationships, early termination of our contracts and other business losses, indemnification of our users, financial penalties, litigation, regulatory investigations and other significant liabilities. In the event of a major third-party security incident, we may incur losses in excess of their insurance coverage. Further, we do not have insurance currently, and certain incidents that we can experience may not be covered by any insurance that we may carry in the future.

If we fail to maintain our brand or further develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our Apps and attracting new users. Brand promotion activities may not generate consumer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. In addition, our brand can be harmed if we experience adverse publicity for our Apps for any reason, including due to “bugs,” outages, security breaches or violations of laws. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain user necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad user adoption of our Apps.

We may need to raise additional funds in the future to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

We may need to raise additional funds through public or private debt or equity sales in order to fund our future operations and fulfill our business plan in the future. These financings may not be available when needed. Even if these financings are available, they may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing could have an adverse effect on our ability to implement our current business plan and develop our properties and products, and as a result, could require us to diminish or suspend our operations and possibly cease our existence.

Risks Related to the Acquisition and Ownership of Our Common Stock

There is not now, and there may never be, an active, liquid and orderly trading market for our common stock, which may make it difficult for you to sell your shares of our common stock.

Our common stock is eligible for quotation on OTC Markets, OTCPink (Current Information) tier of OTC Markets Group Inc., an over-the-counter quotation system, and there is not now, nor has there been since our inception, any significant trading activity in our common stock or a market for shares of our common stock, and an active trading market for our shares may never develop or be sustained. As a result, investors in our common stock must bear the economic risk of holding those shares for an indefinite period of time. We do not now, and may not in the future, meet the initial listing standards of any national securities exchange, and we presently anticipate that our common stock will be quoted on the OTC Markets in the OTCPink (Current Information) tier or another over-the-counter quotation system in the foreseeable future. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock, and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price for which you purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

Our share price is expected to be volatile and may be influenced by numerous factors, some of which are beyond our control.

Market prices for shares of mobile application companies such as ours are often volatile, and the trading price of our common stock is therefore likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	changes in consumer demographics and public tastes and preferences;
•	the availability and popularity of other forms of entertainment;
•	the worldwide growth of personal computer, broadband internet and mobile device users, and the rate of any such growth; and
•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.
•	our ability to maintain an adequate rate of growth and manage such growth;
•	issuances of debt or equity securities;
•	sales of our common stock by us or our stockholders in the future, or the perception that such sales could occur;
•	trading volume of our common stock;
•	ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;
•	general political and economic conditions;
•	effects of natural or man-made catastrophic events; and
•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the stocks of small-cap biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition other biotechnology companies or our competitors’ programs could have positive or negative results that impact their stock prices and their results or stock fluctuations could have a positive or negative impact on our stock price regardless of whether such impact is direct or not. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our common stock.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

If securities or industry analysts do not publish, or cease publishing, research or publish inaccurate or unfavorable research about our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and any trading volume could decline.

Any trading market for our common stock that may develop will depend in part on the research and reports that securities or industry analysts publish about us or our business, markets or competitors. Securities and industry analysts do not currently, and may never, publish research on us or our business. If no securities or industry analysts commence coverage of our company, the trading price for our stock would be negatively affected. If securities or industry analysts initiate coverage, and one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business or our market, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and any trading volume to decline.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. Our management team and Board of Directors will need to devote significant efforts to maintaining adequate and effective disclosure controls and procedures and internal control over financial reporting in order to comply with applicable regulations, which may include hiring additional legal, financial reporting and other finance and accounting staff. Additionally, any of our efforts to improve our internal controls and design, implement and maintain an adequate system of disclosure controls may not be successful and will require that we expend significant cash and other resources.

Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, issuers that qualify as “emerging growth companies” under the JOBS Act will not be required to provide an auditor’s attestation report on internal controls for so long as the issuer qualifies as an emerging growth company. We currently qualify as an emerging growth company under the JOBS Act, and we may choose not to provide an auditor’s attestation report on internal controls. However, if we cannot favorably assess the effectiveness of our internal control over financial reporting, or if we require an attestation report from our independent registered public accounting firm in the future and that firm is unable to provide an unqualified attestation report on the effectiveness of our internal controls over financial reporting, investor confidence and, in turn, our stock price could be materially adversely affected.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We do not have sufficient accounting and supervisory personnel with the appropriate level of technical accounting experience and training necessary or adequate accounting policies, processes and procedures, particularly in the areas of revenue recognition, equity related transactions and other complex, judgmental areas for U.S. GAAP financial reporting and SEC reporting purposes and consequently, we must rely on third party consultants. These deficiencies represent a material weakness (as defined under the Exchange Act) in our internal control over financial reporting in both design and operation. We may identify additional material weaknesses in the future. Under the Exchange Act, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. We are currently developing a plan to design, review, implement and refine internal control over financial reporting. However, we may identify deficiencies and weaknesses or fail to remediate previously identified deficiencies in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

We are not subject to compliance with rules requiring the adoption of certain corporate governance measures and as a result our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act, as well as rule changes enacted by the SEC, the New York Stock Exchange and the NASDAQ Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because we are not presently required to comply with many of the corporate governance provisions we have not yet adopted these measures. As a result, we do not yet have an audit or compensation committee. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters.

We do not have a class of our securities registered under Section 12 of the Exchange Act. Until we do or we become subject to Section 15(d) of the Exchange Act, we will be a “voluntary filer.”

We are not currently required under Section 13 or Section 15(d) of the Exchange Act to file periodic reports with the SEC. We have in the past voluntarily elected to file some or all of these reports to ensure that sufficient information about us and our operations is publicly available to our stockholders and potential investors. Because we are a voluntary filer, we are considered a non-reporting issuer under the Exchange Act. Until we become subject to the reporting rules under the Exchange Act, we are not required to file annual, quarterly or current reports and could cease doing so at any time. Additionally, until we register a class of our securities under Section 12 of the Exchange Act, we are not subject to the SEC’s proxy rules, and large holders of our capital stock will not be subject to beneficial ownership reporting requirements under Sections 13 or 16 of the Exchange Act and their related rules. As a result, our stockholders and potential investors may not have available to them as much or as robust information as they may have if and when we become subject to those requirements.

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our principal stockholders own a significant percentage of our outstanding capital stock. As of the date of this report, our holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 82% of our outstanding voting stock (which includes shares they have the right to acquire within 60 days), after giving effect to the Acquisition. Accordingly, our large stockholders have significant influence over our affairs due to their substantial ownership, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

If we issue additional shares of our capital stock in the future, our existing stockholders will be diluted.

Our Articles of Incorporation authorizes the issuance of up to 75,000,000 shares of our common. Possible business and financial uses for our authorized capital stock include, without limitation, equity financing, future stock splits, acquiring other companies, businesses or products in exchange for shares of our capital stock, issuing shares of our capital stock to partners or other collaborators in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our equity compensation plan, or other transactions and corporate purposes that our Board of Directors deems are in the interests of our company. Additionally, issuances of shares of our capital stock could have the effect of delaying or preventing changes in control or our management. Any future issuances of shares of our capital stock may not be made on favorable terms or at all, they may have rights, preferences and privileges that are superior to those of our common stock, and may have an adverse effect on our business or the trading price of our common stock. The issuance of any additional shares of our common stock will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. Additionally, any such issuance will reduce the proportionate ownership and voting power of all of our current stockholders.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the legal restrictions on resale discussed in this report lapse or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline. As of the date of this current report, a total of 4,836,500 shares of our common stock are outstanding. Of those shares, only approximately 863,500 are currently freely tradable, without restriction, in the public market. If we were to elect to file a registration statement with respect to outstanding shares of our common stock, those shares that become registered would be freely tradable without restriction, except for shares held by our affiliates, and any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 under the Securities Act, and any future registration of such shares under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The elimination of personal liability of our directors and officers under Nevada law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

Our Bylaws eliminate to the furthest extent permitted under Nevada law the personal liability of our directors and officers to us, our stockholders and creditors for damages as a result of any act or failure to act in his or her capacity as a director or officer. Further, our Bylaws provide that we are obligated to indemnify, subject to certain exceptions, each of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, to advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for such damages, even if such actions might otherwise benefit our stockholders.

We do not intend to pay cash dividends on our capital stock in the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any future payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board of Directors deems relevant. Our stockholders should not expect that we will ever pay cash or other dividends on our outstanding capital stock.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company under the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board. If we do, the information that we provide stockholders may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to take advantage of this extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with the effective dates of those accounting standards.

We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (2) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (3) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (4) January 31, 2023, the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” may make it harder for investors to analyze our results of operations and financial prospects.

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million or annual revenues of less than $100 million, and no public float, or public float of less than $700 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time we cease being an “emerging growth company”, we will be required to provide additional disclosure in our SEC filings. However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in a registration statement under the Exchange Act on Form 10. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at Osterbrogade 226 st. tv, Copenhagen, Denmark 2100. Our offices are provided to us at no cost.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our common shares are listed for quotation on the Pink sheets of the OTC Markets under the trading symbol "KLMN". Trading in stocks quoted on the Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Pink Sheet issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of November 26, 2019, we had 3 shareholders of record of our common stock with 4,836,500 shares of common stock outstanding.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Equity Compensation Plans

Our company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future. Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.

Recent Sales of unregistered securities

There have been no sales of unregistered securities by us within the past three years.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended August 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this current report on Form 10-K are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this current report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this current report on Form 10-K.

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

Our company has experienced net losses to date, and it has not generated revenue from operations, we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about our ability to continue as a going concern. Management of our company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable our company to reach profitable operations. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans

Corporate History

Fiscal Years Ended August 31, 2019 and 2018

The following discussion and analysis should be read in conjunction with our company’s audited financial statements for the fiscal years ended August 31, 2019 and 2018 and accompanying notes appended thereto that are included in this annual report.

Results of Operations

Year Ended August 31, 2019 Compared to August 31, 2018

Our operating results for the year ended August 31, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Year	Year
	Ended	Ended
	August 31,	August 31,
	2019	2018	Changes

Revenues	$2,774	$-	$2,774
Operating Expenses	$35,632	$56,487	$(20,855)
Net loss from continued operations	$(32,858)	$(46,313)	$13,455
Net income from discontinued operations	$-	$10,174	$(10,174)
Net loss	$(32,858)	$(46,313)	$13,455

On December 1, 2018, we entered into a Share Sale and Purchase Agreement with No Tie LLC. The Acquisition closed on January 25, 2019. At closing, No Tie became a subsidiary of our company.

During the year ended August 31, 2019 and 2018, we incurred total net loss of $32,858 and $46,313, respectively. We incurred net loss from continued operations in the amount of $32,858 and $46,313 for the year ended August 31, 2019 and 2018, respectively. We recognized net income from discontinued operations in the amount of $NIL and $10,174 for the year ended August 31, 2019 and 2018, respectively.

We recognized revenue of $2,774 from mobile application sales for the year ended August 31, 2019 since the acquisition of No Tie LLC on January 25, 2019.

Operating expenses were $35,632 for the year ended August 31, 2019, compared to $56,487 for the year ended August 31, 2018 due to decrease in professional fees incurred with respect to the requirements for public reporting.

Liquidity and Capital Resources

Working Capital

	As of	As of
	August 31,	August 31,
	2019	2018	Changes

Current Assets	$2,326	$-	$2,326
Current Liabilities	$54,890	$15,403	$39,487
Working Capital (Deficiency)	$(52,564)	$(15,403)	$(37,161)

As of August 31, 2019, we had a working capital deficit of $52,564 compared to a working capital deficit of $15,403 as of August 31, 2018. The increase in working capital deficiency was mainly due to the increase in advances from the director.

Cash Flows

	Year	Year
	Ended	Ended
	August 31,	August 31,
	2019	2018	Changes

Net cash used in operating activities	$(41,863)	$(11,153)	$(30,710)
Net cash provided by investing activities	$53	$-	$53
Net cash provided by financing activities	$43,658	$7,132	$36,526
Net increase (decrease) in cash and cash equivalents	$1,848	$(4,021)	$5,869

Cash Flow from Operating Activities

For the year ended August 31, 2019, net cash used in operating activities was $41,863, related to our net loss from continued operations of $32,858, increased by an increase in accounts receivable of $478 and a decrease in accounts payable and accrued liabilities of $8,527.

For the year ended August 31, 2018, net cash used in operating activities was $11,153, related to our net loss from continued operations of $56,487, offset by net income from discontinued operations of $10,174, the depreciation expense of $2,081, a decrease in prepaid expenses of $5,321, a decrease in inventory of $12,877 , an increase in accounts payable and accrued liabilities of $13,181 and an increase in customer deposits of $1,700.

Cash Flow from Investing Activities

For the year ended August 31, 2019, net cash provided by investing activities was $53 from the acquisition of net cash from No Tie LLC as a result of business combination.

We had no investing activities during the year ended August 31, 2018.

Cash Flow from Financing Activities

For the year ended August 31, 2019, net cash provided by financing activities was $43,658 attributed to the net advancement from the director.

For the year ended August 31, 2018, net cash used in financing activities was $7,132 attributed to the proceeds from the issuance of common stock of $500 and the advancement from the director of $13,232, offset by the repayment to the director of $6,600.

Off-Balance Sheet Arrangements

As of August 31, 2019, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The estimates on depreciation were based on the estimated useful lives of our company's assets. Any estimates during the period have had an immaterial effect on earnings.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements and does not believe that there are any other accounting pronouncements that have been issued that may have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kalmin Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kalmin Corp. as of August 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

November 29, 2019

KALMIN CORP.

Consolidated Balance Sheets

	August 31,	August 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$1,848	$-
Accounts receivable	478	-
Total Current Assets	2,326	-
	-	-
TOTAL ASSETS	$2,326	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$8,650	$12,821
Advances from director	46,240	2,582
TOTAL LIABILITIES	54,890	15,403

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 4,836,500 shares issued and outstanding	4,836	4,836
Additional paid-in capital	26,101	30,404
Retained earnings from discontinued operations	29,190	29,190
Accumulated deficit	(112,691)	(79,833)
Total Stockholders' Deficit	(52,564)	(15,403)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,326	$-

The accompanying notes are an integral part of these audited financial statements.

KALMIN CORP.

Consolidated Statements of Operations

	For the Year Ended
	August31,	August 31,
	2019	2018

REVENUES, NET OF FEES	$2,774	$-

OPERATING EXPENSES
General and administrative	$35,632	$56,487
Total Operating Expenses	35,632	56,487

Loss Before Income Taxes	(32,858)	(56,487)
Provision for Income Taxes	-	-
NET LOSS FROM CONTINUED OPERATIONS	(32,858)	(56,487)

NET INCOME FROM DISCOUTINUED OPERATIONS	-	10,174

NET LOSS	$(32,858)	$(46,313)

Loss from Continued Operations per share: Basic and Diluted	$(0.01)	(0.01)
Income from Discontinued Operations per share: Basic and Diluted	$-	0.00
Net loss per share: Basic and Diluted	$(0.01)	(0.01)
Weighted Average Common Shares Outstanding - Basic and Diluted	4,836,500	4,836,158

The accompanying notes are an integral part of these audited financial statements.

KALMIN CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

				Retained
				Earnings
	Common Stock		Additional	from
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Total

Balance - August 31, 2017	4,811,500	$4,811	$14,969	$19,016	$(23,346)	$15,450
Common shares issued for cash	25,000	25	475	-	-	500
Transfer of net liabilities upon change of control	-	-	14,960	-	-	14,960
Net income from discontinued operations	-	-	-	10,174	-	10,174
Net loss	-	-	-	-	(56,487)	(56,487)
Balance - August 31, 2018	4,836,500	$4,836	$30,404	$29,190	$(79,833)	$(15,403)
Acquisition of net assets	-	-	(4,303)	-	-	(4,303)
Net loss	-	-	-	-	(32,858)	(32,858)
Balance - August 31, 2019	4,836,500	$4,836	$26,101	$29,190	$(112,691)	$(52,564)

The accompanying notes are an integral part of these audited financial statements.

KALMIN CORP.

Consolidated Statements of Cash Flows

	For the Year Ended
	August 31,	August 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations	$(32,858)	$(56,487)
Net income from discontinued operations	-	10,174
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	2,081
Changes in operating assets and liabilities:
Accounts receivable	(478)	-
Prepaid expenses	-	5,321
Inventory	-	12,877
Accounts payable and accrued liabilities	(8,527)	13,181
Customer deposits	-	1,700
Net cash used in operating activities	(41,863)	(11,153)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net cash from No Tie LLC	53	-
Net cash provided by investing activities	53	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from director	43,658	13,232
Repayment to director	-	(6,600)
Proceeds from sale of common stock	-	500
Net cash provided by (used in) financing activities	43,658	7,132

Net increase (decrease) in cash and cash equivalents	1,848	(4,021)
Cash and cash equivalents - beginning of period	-	4,021
Cash and cash equivalents - end of period	$1,848	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Transfer of net assets upon change of control	$-	$14,960

The accompanying notes are an integral part of these audited financial statements.

KALMIN CORP.

Notes to the Consolidated Financial Statements

August 31, 2019

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company incurred an operating loss of $32,858 during the year ended August 31, 2019 and has accumulated deficit of $112,691 from continued operations and retained earnings of $29,190 from discontinued operations as of August 31, 2019. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in conformity with GAAP and are expressed in U.S. dollars. The Company’s fiscal year-end is August 31, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2019, the cash and cash equivalents is $1,848.

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

Accounts Receivable

The Company records accounts receivable in accordance with ASC 310, “Receivables.” Receivables consist of mobile application sales that have been made, but cash has not yet been received. The terms of receivables are typically 60 days after sale. As of August 31, 2019, amounts of $478 was recorded as accounts receivable, 100% of which was due from one customer.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2019 and 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – ADVANCE FROM DIRECTOR

During the year ended August 31, 2019, the Company’s President advanced $43,658 to the Company.

During the year ended August 31, 2018, the Company’s President advanced $13,232 to the Company and the Company has made a $6,600 repayment to him. Advances from director of $20,503 were assumed by the new director upon the change of control of the Company on May 4, 2018.

As of August 31, 2019 and 2018, the amount due to the Company’s President was $46,240 and $2,582, respectively. These advances were unsecured, non-interest bearing and due on demand.

NOTE 5 – DISCONTINUED OPERATIONS

During the year ended August 31, 2019, in connection with the acquisition of No Tie LLC, the Company changed their business operations from manufacturing and sale of equipment for drinking mate to developing on-line mobile applications.

The Company has excluded results of the operations from its Consolidated Statements of Operations to present the revenue, cost of revenue and related operating expense from the drinking mate equipment business in discontinued operations.

The following table shows the results of operations of the drinking mate equipment business for the year ended August 31, 2019 and 2018 which are included in the net income from discontinued operations:

	Year Ended
	August 31,
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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of August 31, 2019 and August 31, 2018 are as follows:

	August 31,	April 30,
	2019	2018
Net operating loss carryforward	$(83,501)	$(50,643)
Effective tax rate	21%	21%
Deferred tax asset	(17,535)	(10,635)
Less: Valuation allowance	17,535	10,635
Net deferred asset	$-	$-

As of August 31, 2018, the Company had $83,501 in net operating losses (“NOLs“) that may be available to offset future taxable income. In accordance with Section 382 of the U.S. Internal Revenue Code. The usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2019 are subject to review by the tax authorities.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

From October 24, 2017 through January 29, 2019, Accell Audit & Compliance, P.A. ("Accell"), was the independent registered public accounting firm of our company. On January 29, 2019, we notified Accell we were terminating it as our independent certifying accountant.

From October 24, 2017 through January 29, 2019, there were no disagreements (as defined in Item 304 of Regulation S-K) with Accell on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Accell would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. Further, during the period of October 24, 2017 through January 29, 2019, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On January 29, 2019, we engaged BF Borgers CPA PC, Certified Public Accountants ("Borgers"), an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our Chief Executive Officer, our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of August 31, 2019 using the criteria established in “Internal Control - Integrated Framework“ issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO“).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2019, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of August 31, 2019, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at August 31, 2019, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of August 31, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) – (b) Identification of Directors and Executive Officers.

The Company: The following individuals are current members of our Board of Directors and executive officers; all of the members of the Board are appointed until their respective successor is elected or until their resignation.

Name	Age	Positions Held	Date of Appointment

Xie Qi Kang	70	Chief Executive Officer, President, Secretary, Treasurer and Director	January 25, 2019

(c) Identification of certain significant employees.

Our company currently does not have any significant employees.

(d) Family relationships.

None.

(e) Business experience.

Xie Qi Kang– Chief Executive Officer, President, Secretary, Treasurer and Director

Xie Qi Kang graduated in 1974 from Jiangsu University with a Master Degree in Finance. Since then he has worked as a Vice President of Business Affairs at Lingma Plastic Machinery Co., Ltd, as well as a senior assistant director, financial operations at Zhejiang Poney Electric Co., Ltd. On 2005 he was employed by Hangzhou Taiyi Technology Co., Ltd, to be a Finance Manager. He was later employed in 2010 to 2017 to be a senior director of a finance division at Hangzhou Xingxi Technology Co., Ltd.

(f) Involvement in certain legal proceedings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended August 31, 2019, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We do not currently have a Code of Ethics in place for the Company. Our business operations are not complex and are very limited. Our company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion($)	Total ($)
Xie Qi Kang	2019	0	0	0	0	0	0	0	0
CEO(1) President, Secretary, Treasurer and Director	2018	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Teddy Chen An(2)	2019	0	0	0	0	0	0	0	0
Former CEO, President, Secretary, Treasurer and Director	2018	0	0	0	0	0	0	0	0

Jose Maria Galarza Gaona(3)	2019	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former President and Director	2018	0	0	0	0	0	0	0	0

Karel Asride Oulai(4)	2019	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former Secretary and Treasurer	2018	0	0	0	0	0	0	0	0

___________

(1)	Xie Qi Kang was appointed President, Chief Executive Officer, Secretary, Treasurer and director on January 25, 2019.
(2)	Teddy Chen An was appointed President, Chief Executive Officer, Secretary, Treasurer and director on May 4, 2018 and resigned on January 25, 2019.
(3)	Jose Mari Galarza Gaona was appointed President and Director on July 20, 2016 and resigned all positions on May 4, 2018.
(4)	Karel Astride Oulai was appointed Secretary and Treasurer on September 14, 2017 and resigned all positions on May 4, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 26, 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Xie Qi Kang Osterbrogade 226 st. tv Copenhagen, Denmark 2100	0	0%
Directors and Executive Officers as a Group	0	0%
Greenfield International Limited 3rd Floor, 14 Hanover Street Mayfair, London UK W1S 1YH	4,000,000 Common / Direct	82.70%
5% Shareholders as a Group	4,000,000 Common	82.70%
_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 26, 2019. As of November 26, 2019, there were 4,836,500 shares of our common stock issued and outstanding.

Our company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future. Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses. The company does not have any arrangements for such issuances or arrangements at this time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2019 and for fiscal year ended August 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended August 31, 2019	Year Ended August 31, 2018

Audit Fees	$17,810	$15,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$17,810	$15,000

Audit committee policies & procedures

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

EXHIBIT NUMBER	Exhibit Description

(21)	Subsidiaries of Registrant
21.1*	List of subsidiaries
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
(100)	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

KALMIN CORP.

Dated November 29, 2019	By:	/s/ Xie Qi Kang
Xie Qi Kang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated November 29, 2019	/s/ Xie Qi Kang
Xie Qi Kang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

