Form 10-Q
period 2019-11-30
KALMIN CORP.
filed 2020-01-22
CIK 1685570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

4,836,500 common shares issued and outstanding as of January 8, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KALMIN CORP.

Consolidated Balance Sheets

	November 30,	August 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,790	$1,848
Accounts receivable	330	478
Total Current Assets	3,120	2,326
	-	-
TOTAL ASSETS	$3,120	$2,326

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$8,950	$8,650
Advances from director	62,590	46,240
TOTAL LIABILITIES	71,540	54,890

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 4,836,500 shares issued and outstanding	4,836	4,836
Additional paid-in capital	26,101	26,101
Retained earnings from discontinued operations	29,190	29,190
Accumulated deficit	(128,547)	(112,691)
Total Stockholders’ Deficit	(68,420)	(52,564)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,120	$2,326

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2019	2018

REVENUES, NET OF FEES	$794	$-

OPERATING EXPENSES
General and administrative	$16,650	$8,556
Total Operating Expenses	16,650	8,556

Loss Before Income Taxes	(15,856)	(8,556)
Provision for Income Taxes	-	-
NET LOSS	$(15,856)	$(8,556)

Net loss per share: Basic and Diluted	$(0.00)	(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	4,836,500	4,836,500

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

				Retained Earnings
	Common Stock		Additional	from
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Total

Balance - August 31, 2019	4,836,500	$4,836	$26,101	$29,190	$(112,691)	$(52,564)
Net loss	-	-	-	-	(15,856)	(15,856)
Balance - November 30, 2019	4,836,500	$4,836	$26,101	$29,190	$(128,547)	$(68,420)

				Retained Earnings
	Common Stock		Additional	from
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Total

Balance - August 31, 2018	4,836,500	$4,836	$30,404	$29,190	$(79,833)	$(15,403)
Net loss	-	-	-	-	(8,556)	(8,556)
Balance - November 30, 2018	4,836,500	$4,836	$30,404	$29,190	$(88,389)	$(23,959)

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations	$(15,856)	$(8,556)
Changes in operating assets and liabilities:
Accounts receivable	148	-
Accounts payable and accrued liabilities	300	5,037
Net cash used in operating activities	(15,408)	(3,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from director	16,350	3,519
Net cash provided by financing activities	16,350	3,519

Net increase in cash and cash equivalents	942	-
Cash and cash equivalents - beginning of period	1,848	-
Cash and cash equivalents - end of period	$2,790	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Notes to the Consolidated Financial Statements

November 30, 2019

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company incurred an operating loss of $15,856 during the three months ended November 30, 2019 and has accumulated deficit of $128,547 from continued operations and retained earnings of $29,190 from discontinued operations as of November 30, 2019. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 29, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2019, the cash and cash equivalents is $2,790.

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

Accounts Receivable

The Company records accounts receivable in accordance with ASC 310, “Receivables.” Receivables consist of mobile application sales that have been made, but cash has not yet been received. The terms of receivables are typically 60 days after sale. As of November 30, 2019, amounts of $330 was recorded as accounts receivable, 100% of which was due from one customer.

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

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2019 and August 31, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – ADVANCE FROM DIRECTOR

During the three months ended November 30, 2019, the Company’s President advanced $16,350 to the Company.

During the year ended August 31, 2019, the Company’s President advanced $43,658 to the Company.

As of November 30, 2019 and August 31, 2019, the amount due to the Company’s President was $62,590 and $46,240, respectively. These advances were unsecured, non-interest bearing and due on demand.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Kalmin Corp. and our wholly-owned subsidiary, No Tie LLC, a New York limited liability corporation, unless otherwise indicated.

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

On December 1, 2018, we entered into a Share Sale and Purchase Agreement (the “Agreement”) with No Tie LLC (“No Tie”). Under the terms of the Agreement, we have agreed to purchase all of the issued and outstanding shares of No Tie and its mobile application assets for a purchase price of $37,500 (the “Acquisition”).

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

Our Current Business

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

Results of Operations

Three Months Ended November 30, 2019 Compared to November 30, 2018

Our operating results for the three months ended November 30, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2019	2018	Changes

Revenues	$794	$-	$794
Operating Expenses	$16,650	$8,556	$8,094
Net loss	$(15,856)	$(8,556)	$(7,300)

On December 1, 2018, we entered into a Share Sale and Purchase Agreement with No Tie LLC. The Acquisition closed on January 25, 2019. At closing, No Tie became a subsidiary of our company.

During the three months ended November 30, 2019 and 2018, we incurred total net loss of $15,856 and $8,556, respectively.

We recognized revenue of $794 from mobile application sales for the three months ended November 30, 2019 as compared to $0 during the three months ended November 30, 2018. The Company started to recognize mobile application sales since the acquisition of No Tie LLC on January 25, 2019.

Operating expenses were $16,650 for the three months ended November 30, 2019, compared to $8,556 for the three months ended November 30, 2018 due to increase in professional fees incurred with respect to the requirements for public reporting.

Liquidity and Capital Resources

Working Capital

	As of	As of
	November 30,	August 31,
	2019	2019	Changes

Current Assets	$3,120	$2,326	$794
Current Liabilities	$71,540	$54,890	$16,650
Working Capital (Deficiency)	$(68,420)	$(52,564)	$(15,856)

As of November 30, 2019, we had a working capital deficit of $68,420 compared to a working capital deficit of $52,564 as of August 31, 2019. The increase in working capital deficiency was mainly due to the increase in advances from the director.

Cash Flows

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2019	2018	Changes

Net cash used in operating activities	$(15,408)	$(3,519)	$(11,889)
Net cash provided by investing activities	$-	$-	$-
Net cash provided by financing activities	$16,350	$3,519	$12,831
Net increase in cash and cash equivalents	$942	$-	$942

Cash Flow from Operating Activities

During the three months ended November 30, 2019, net cash used in operating activities was $15,408, related to our net loss from continued operations of $15,856, increased by a decrease in accounts receivable of $148 and an increase in accounts payable and accrued liabilities of $300.

During the three months ended November 30, 2018, net cash used in operating activities was $3,519, related to our net loss from continued operations of $8,556, decreased by an increase in accounts payable and accrued liabilities of $5,037.

Cash Flow from Investing Activities

We had no investing activities during the three months ended November 30, 2019 and 2018.

Cash Flow from Financing Activities

During the three months ended November 30, 2019 and 2018, net cash provided by financing activities was $16,350 and $3,519 attributed to the net advancement from the director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended November 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KALMIN CORP.
(Registrant)

Dated: January 22, 2020	/s/ Xie Qi Kang
Xie Qi Kang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

