Form 10-Q
period 2020-02-29
KALMIN CORP.
filed 2020-04-20
CIK 1685570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

4,836,500 common shares issued and outstanding as of April 17, 2020.

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KALMIN CORP.

Consolidated Balance Sheets

	February 29	August 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$2,790	$1,848
Accounts receivable	329	478
Total Current Assets	3,119	2,326

TOTAL ASSETS	$3,119	$2,326

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,249	$8,650
Accrued Interest	4,349	-
Convertible note	68,813	-
Advances from director	-	46,240
TOTAL LIABILITIES	82,411	54,890

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 4,836,500 shares issued and outstanding	4,836	4,836
Additional paid-in capital	94,914	26,101
Retained earnings from discontinued operations	29,190	29,190
Accumulated deficit	(208,232)	(112,691)
Total Stockholders' Deficit	(79,292)	(52,564)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,119	$2,326

The accompanying notes are an integral part of these unaudited financial statements.

Table of Content

KALMIN CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February29,	February 28,	February29,	February 28,
	2020	2019	2020	2019

REVENUES, NET OF FEES	$-	$500	$794	$500

OPERATING EXPENSES
General and administrative	$6,523	$11,213	$23,173	$19,769
Total Operating Expenses	6,523	11,213	23,173	19,769

OTHER EXPENSES
Interest expense	73,162	-	73,162	-
	73,162	-	73,162	-

Loss Before Income Taxes	(79,685)	(10,713)	(95,541)	(19,269)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(79,685)	$(10,713)	$(95,541)	$(19,269)

Net loss per share: Basic and Diluted	$(0.02)	$(0.00)	$(0.02)	(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	4,836,500	4,836,500	4,836,500	4,836,500

The accompanying notes are an integral part of these unaudited financial statements.

Table of Content

KALMIN CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

				Retained Earnings
			Additional	from
	Common Stock		Paid-in	Discontinued	Accumulated
	Number of Shares	Amount	Capital	Operations	Deficit	Total

Balance - August 31, 2019	4,836,500	$4,836	$26,101	$29,190	$(112,691)	$(52,564)
Net loss	-	-	-	-	(15,856)	(15,856)
Balance - November 30, 2019	4,836,500	$4,836	$26,101	$29,190	$(128,547)	$(68,420)
Note Beneficial Conversion Feature	-	-	68,813	-	-	68,813
Net loss	-	-	-	-	(79,685)	(79,685)
Balance - February 29, 2020	4,836,500	$4,836	$94,914	$29,190	$(208,232)	$(79,292)

				Retained Earnings
			Additional	from
	Common Stock		Paid-in	Discontinued	Accumulated
	Number of Shares	Amount	Capital	Operations	Deficit	Total

Balance - August 31, 2018	4,836,500	$4,836	$30,404	$29,190	$(79,833)	$(15,403)
Net loss	-	-	-	-	(8,556)	(8,556)
Balance - November 30, 2018	4,836,500	$4,836	$30,404	$29,190	$(88,389)	$(23,959)
Net loss	-	-	-	-	(10,713)	(10,713)
Balance - February 28, 2019	4,836,500	$4,836	$30,404	$29,190	$(99,102)	$(34,672)

The accompanying notes are an integral part of these unaudited financial statements.

Table of Content

KALMIN CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	February 29,	February 28,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(95,541)	$(19,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Note Discount Amortization	68,813	-
Changes in operating assets and liabilities:
Accounts receivable	148	(498)
Accounts payable and accrued liabilities	600	(5,114)
Accrued interest	4,349	-
Net cash used in operating activities	(21,631)	(24,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition (Disposal) of net cash from No Tie LLC	-	53
Net cash provided by investing activities	-	53

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from director	-	24,881
Proceeds from issuance of convertible note	22,573	-
Net cash provided by financing activities	22,573	24,881

Net increase in cash and cash equivalents	942	53
Cash and cash equivalents - beginning of period	1,848	-
Cash and cash equivalents - end of period	$2,790	$53

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Note Beneficial Conversion Feature	$68,813	$-

The accompanying notes are an integral part of these unaudited financial statements.

Table of Content

KALMIN CORP.

Notes to the Consolidated Financial Statements

February 29, 2020

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company incurred an operating loss of $79,685 during the six months ended February 29, 2020 and has accumulated deficit of $208,232 from continued operations and retained earnings of $29,190 from discontinued operations as of February 29, 2020. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Table of Content

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended February 29, 2020 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 29, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of February 29, 2020 and August 31, 2019, the cash and cash equivalents is $2,790 and $1,848, respectively.

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

Table of Content

The Company’s sales are completed through an online platforms by third parties. The Company receives collection on payments either at the time of sale, or 30 or 60 days subsequent to the sale.

For products and services where collection is immediate, the Company recognizes revenue at the time of sale.

Accounts Receivable

The Company records accounts receivable in accordance with ASC 310, “Receivables.” Receivables consist of mobile application sales that have been made, but cash has not yet been received. The terms of receivables are typically 60 days after sale. As of February, amounts of $329 was recorded as accounts receivable, 100% of which was due from one customer.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Codification topic 260, “Earnings Per Share” for the periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share has not been presented because there are no dilutive items. Diluted net loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Options, warrants and/or convertible debt will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise or conversion price of the items. The Company has not issued any options or warrants or similar securities since inception.

For the six months ended February 29, 2020 and February 28, 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	February 29,	February 28,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	68,813,000	-

Table of Content

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – CONVERTIBLE NOTES

On December 1, 2019, the Company issued a convertible note to an un-affiliated party of $68,813 to replace the full amount of related party advances that had been provided to the Company. The convertible notes are due on demand, bear interest at 25% per annum and are convertible at $0.001 per share for the Company common stock. The discount on convertible notes from beneficial conversion feature of $68,813 was fully amortized during the six ended February 29, 2020.

As of February 29, 2020, the Company owed convertible note payable of $68,813 and accrued interest of $4,349. During the six months ended February 29, 2020, the Company incurred interest expense of $4,349.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Table of Content

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

Table of Content

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

Table of Content

Results of Operations

Three Months Ended February 29, 2020 Compared to February 28, 2019

Our operating results for the three months ended February 29, 2020 and February 28, 2019, and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	February 29,	February 28,
	2020	2019	Changes

Revenues	$-	$500	$(500)
Operating Expenses	$6,523	$11,213	$(4,690)
Other Expenses	$73,162	$-	$73,162
Net loss	$(79,685)	$(10,713)	$(68,972)

On December 1, 2018, we entered into a Share Sale and Purchase Agreement with No Tie LLC. The Acquisition closed on January 25, 2019. At closing, No Tie became a subsidiary of our company.

During the three months ended February 29, 2020 and February 28, 2019, we incurred total net loss of $79,685 and $10,713, respectively.

We recognized revenue of $NIL from mobile application sales for the three months ended February 29, 2020 as compared to $500 during the three months ended February 28, 2019. The Company started to recognize mobile application sales since the acquisition of No Tie LLC on January 25, 2019.

Operating expenses were $6,523 for the three months ended February 29, 2020, compared to $11,213 for the three months ended February 28, 2019 due to decrease in professional fees incurred with respect to the requirements for public reporting.

Other expenses incurred during the six months ended February 29, 2020 were $73,162 consisting of note discount amortization of $68,813 and note interest of $4,349.

Six Months Ended February 29, 2020 Compared to February 28, 2019

Our operating results for the six months ended February 29, 2020 and February 28, 2019, and the changes between those periods for the respective items are summarized as follows:

	Six Months	Six Months
	Ended	Ended
	February 29,	February 28,
	2020	2019	Changes

Revenues	$794	$500	$294
Operating Expenses	$23,173	$19,769	$3,404
Other Expenses	$73,162	$-	$73,162
Net loss	$(95,541)	$(19,269)	$(76,272)

On December 1, 2018, we entered into a Share Sale and Purchase Agreement with No Tie LLC. The Acquisition closed on January 25, 2019. At closing, No Tie became a subsidiary of our company.

During the six months ended February 29, 2020 and February 28, 2019, we incurred total net loss of $95,541 and $19,269, respectively.

Table of Content

We recognized revenue of $794 from mobile application sales for the six months ended February 29, 2020 as compared to $500 during the six months ended February 28, 2019. The Company started to recognize mobile application sales since the acquisition of No Tie LLC on January 25, 2019.

Operating expenses were $23,173 for the six months ended February 29, 2020, compared to $19,769 for the six months ended February 28, 2019 due to increase in professional fees incurred with respect to the requirements for public reporting.

Other expenses incurred during the six months ended February 29, 2020 were $73,162 consisting of note discount amortization of $68,813 and note interest of $4,349.

Liquidity and Capital Resources

Working Capital

	As of	As of
	February 29,	August 31,
	2020	2019	Changes

Current Assets	$3,119	$2,326	$793
Current Liabilities	$82,411	$54,890	$27,521
Working Capital (Deficiency)	$(79,292)	$(52,564)	$(26,728)

As of February 29, 2020, we had a working capital deficit of $79,292 compared to a working capital deficit of $52,564 as of August 31, 2019. The increase in working capital deficiency was mainly due to the increase in convertible note issued for payment made for operation expense on behalf of the Company.

Cash Flows

	Six Months	Six Months
	Ended	Ended
	February 29,	February 28,
	2020	2019	Changes

Net cash used in operating activities	$(21,631)	$(24,881)	$3,250
Net cash provided by investing activities	$-	$53	$(53)
Net cash provided by financing activities	$22,573	$24,881	$(2,308)
Net increase in cash and cash equivalents	$942	$53	$889

Cash Flow from Operating Activities

During the six months ended February 29, 2020, net cash used in operating activities was $21,631, related to our net loss of $95,541, decreased by note discount amortization of $68,813 and net changes in operating assets and liabilities of $5,097.

During the six months ended February 28, 2019, net cash used in operating activities was $19,269, related to our net loss of $19,269, increase by net changes in operating assets and liabilities of $5,612.

Cash Flow from Investing Activities

During the six months ended February 29, 2020, we had no investing activities.

During the six months ended February 28, 2019, net cash provided by investing activities was $53 from acquisition of net cash from No Tie LLC.

Table of Content

Cash Flow from Financing Activities

During the six months ended February 29, 2020 and February 28, 2019, net cash provided by financing activities was $22,573 from proceeds from issuance of convertible note and $24,881from advancement from the director, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

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

____________

* Filed herewith.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KALMIN CORP.
(Registrant)

Dated: April 20, 2020	/s/ Xie Qi Kang
Xie Qi Kang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

