Form 10-Q
period 2020-05-31
KALMIN CORP.
filed 2020-07-14
CIK 1685570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

4,836,500 common shares issued and outstanding as of July 7, 2020.

 PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

KALMIN CORP.

Consolidated Balance Sheets

As of May 31, 2020 and August 31, 2019

(Unaudited)

	May 31,	August 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$2,790	$1,848
Accounts receivable	329	478
Total Current Assets	3,119	2,326

TOTAL ASSETS	$3,119	$2,326

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$12,511	$8,650
Accrued Interest	8,745	-
Convertible notes	73,043	-
Advances from director	-	46,240
TOTAL LIABILITIES	94,299	54,890

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 4,836,500 shares issued and outstanding	4,836	4,836
Additional paid-in capital	99,144	26,101
Retained earnings from discontinued operations	29,190	29,190
Accumulated deficit	(224,350)	(112,691)
Total Stockholders’ Deficit	(91,180)	(52,564)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,119	$2,326

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Consolidated Statements of Operations

For the nine months ended May 31, 2020 and 2019

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May31,	May 31,	May31,	May 31,
	2020	2019	2020	2019

REVENUES, NET OF FEES	$-	$1,157	$794	$1,657

OPERATING EXPENSES
General and administrative	$7,492	$6,475	$30,665	$26,244
Total Operating Expenses	7,492	6,475	30,665	26,244

OTHER EXPENSES
Interest expense	8,626	-	81,788	-
	8,626	-	81,788	-

Loss Before Income Taxes	(16,118)	(5,318)	(111,659)	(24,587)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(16,118)	$(5,318)	$(111,659)	$(24,587)

Net loss per share: Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	(0.01)
Weighted Average Common Shares Outstanding - Basic and Diluted	4,836,500	4,836,500	4,836,500	4,836,500

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the nine months ended May 31, 2020 and 2019

(Unaudited)

				Retained Earnings
	Common Stock		Additional	from
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Total

Balance - August 31, 2019	4,836,500	$4,836	$26,101	$29,190	$(112,691)	$(52,564)
Net loss	-	-	-	-	(15,856)	(15,856)
Balance - November 30, 2019	4,836,500	$4,836	$26,101	$29,190	$(128,547)	$(68,420)
Note Beneficial Conversion Feature	-	-	68,813	-	-	68,813
Net loss	-	-	-	-	(79,685)	(79,685)
Balance - February 29, 2020	4,836,500	$4,836	$94,914	$29,190	$(208,232)	$(79,292)
Note Beneficial Conversion Feature	-	-	4,230	-	-	4,230
Net loss	-	-	-	-	(16,118)	(16,118)
Balance - May 31, 2020	4,836,500	$4,836	$99,144	$29,190	$(224,350)	$(91,180)

				Retained Earnings
	Common Stock		Additional	from
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Total

Balance - August 31, 2018	4,836,500	$4,836	$30,404	$29,190	$(79,833)	$(15,403)
Net loss	-	-	-	-	(8,556)	(8,556)
Balance - November 30, 2018	4,836,500	$4,836	$30,404	$29,190	$(88,389)	$(23,959)
Acquisition of net assets	-	-	(4,303)	-	-	(4,303)
Net loss	-	-	-	-	(5,318)	(5,318)
Balance - February 28, 2019	4,836,500	$4,836	$26,101	$29,190	$(93,707)	$(33,580)
Net loss	-	-	-	-	(5,318)	(5,318)
Balance - May 31, 2019	4,836,500	$4,836	$26,101	$29,190	$(99,025)	$(38,898)

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Consolidated Statements of Cash Flows

For the nine months ended May 31, 2020 and 2019

(Unaudited)

	For the Nine Months Ended
	May 31,	May31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(111,659)	$(24,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Note Discount Amortization	73,043	-
Changes in operating assets and liabilities:
Accounts receivable	149	(418)
Accounts payable and accrued liabilities	3,861	(2,852)
Accrued interest	8,745	-
Net cash used in operating activities	(25,861)	(27,857)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition (Disposal) of net cash from No Tie LLC	-	53
Net cash provided by investing activities	-	53

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from director	-	28,594
Proceeds from issuance of convertible note	26,803	-
Net cash provided by financing activities	26,803	28,594

Net increase in cash and cash equivalents	942	790
Cash and cash equivalents - beginning of period	1,848	-
Cash and cash equivalents - end of period	$2,790	$790

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Note Beneficial Conversion Feature	$73,043	$-

The accompanying notes are an integral part of these unaudited financial statements.

KALMIN CORP.

Notes to the Unaudited Consolidated Financial Statements

May 31, 2020

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company incurred an operating loss of $111,659 during the nine months ended May 31, 2020 and has accumulated deficit of $224,350 from continued operations and retained earnings of $29,190 from discontinued operations as of May 31, 2020. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 29, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2020 and August 31, 2019, the cash and cash equivalents is $2,790 and $1,848, respectively.

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

Accounts Receivable

The Company records accounts receivable in accordance with ASC 310, “Receivables.” Receivables consist of mobile application sales that have been made, but cash has not yet been received. The terms of receivables are typically 60 days after sale. As of May 31, 2020, amounts of $329 was recorded as accounts receivable, 100% of which was due from one customer.

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

For the nine months ended May 31, 2020 and May 31, 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	May 31,	May 31,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	73,043,000	-

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – CONVERTIBLE NOTES

	March 31,	December 31,
	2020	2019
Convertible Notes - December 2019	$68,813	$-
Convertible Notes - March 2020	4,230	-
	73,043	-
	(73,043)	-
Long-term convertible notes payable	$-	$-

On December 1, 2019, the Company issued a convertible note to an un-affiliated party of $68,813 to replace the full amount of related party advances that had been provided to the Company. The convertible notes are due on demand, bear interest at 25% per annum and are convertible at $0.001 per share for the Company common stock. The discount on convertible notes from beneficial conversion feature of $68,813 was fully amortized during the nine ended May 31, 2020.

On May 31, 2020, the Company issued a convertible note to an un-affiliated party of $4,230 to replace the full amount of related party advances that had been provided to the Company. The convertible notes are due on demand, bear interest at 25% per annum and are convertible at $0.001 per share for the Company common stock. The discount on convertible notes from beneficial conversion feature of $4,230 was fully amortized during the nine ended May 31, 2020.

As of May 31, 2020, the Company owed convertible note payable of $73,043 and accrued interest of $8,745. During the nine months ended May 31, 2020, the Company incurred interest expense of $8,745.

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

Results of Operations

Three Months Ended May 31, 2020 Compared to May 31, 2019

Our operating results for the three months ended May 31, 2020 and May 31, 2019, and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2020	2019	Changes

Revenues	$-	$1,157	$(1,157)
Operating Expenses	$7,492	$6,475	$1,017
Other Expenses	$8,626	$-	$8,626
Net loss	$(16,118)	$(5,318)	$(10,800)

On December 1, 2018, we entered into a Share Sale and Purchase Agreement with No Tie LLC. The Acquisition closed on January 25, 2019. At closing, No Tie became a subsidiary of our company.

During the three months ended May 31, 2020 and May 31, 2019, we incurred total net loss of $16,118 and $5,318, respectively.

We had no sales for the three months ended May 31, 2020 as compared to $1,157 revenue from mobile application sales during the three months ended May 31, 2019. The Company started to recognize mobile application sales since the acquisition of No Tie LLC on January 25, 2019.

Operating expenses were $7,492 for the three months ended May 31, 2020, compared to $6,475 for the three months ended May 31, 2019 due to the increase in professional fees incurred with respect to the requirements for public reporting.

Other expenses incurred during the three months ended May 31, 2020 were $8,626 consisting of note discount amortization of $4,230 and note interest of $4,396.

Nine Months Ended May 31, 2020 Compared to May 31, 2019

Our operating results for the nine months ended May 31, 2020 and May 31, 2019, and the changes between those periods for the respective items are summarized as follows:

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2020	2019	Changes

Revenues	$794	$1,657	$(863)
Operating Expenses	$30,665	$26,244	$4,421
Other Expenses	$81,788	$-	$81,788
Net loss	$(111,659)	$(24,587)	$(87,072)

On December 1, 2018, we entered into a Share Sale and Purchase Agreement with No Tie LLC. The Acquisition closed on January 25, 2019. At closing, No Tie became a subsidiary of our company.

During the nine months ended May 31, 2020 and May 31, 2019, we incurred total net loss of $111,659 and $24,587, respectively.

We recognized revenue of $794 from mobile application sales for the nine months ended May 31, 2020 as compared to $1,657 during the nine months ended May 31, 2019. The Company started to recognize mobile application sales since the acquisition of No Tie LLC on January 25, 2019.

Operating expenses were $30,665 for the nine months ended May 31, 2020, compared to $26,244 for the nine months ended May 31, 2019 due to the increase in professional fees incurred with respect to the requirements for public reporting.

Other expenses incurred during the nine months ended May 31, 2020 were $81,788 consisting of note discount amortization of $73,043 and note interest of $8,745.

Liquidity and Capital Resources

Working Capital

	As of	As of
	May 31,	August 31,
	2020	2019	Changes

Current Assets	$3,119	$2,326	$793
Current Liabilities	$94,299	$54,890	$39,409
Working Capital (Deficiency)	$(91,180)	$(52,564)	$(38,616)

As of May 31, 2020, we had a working capital deficit of $91,180 compared to a working capital deficit of $52,564 as of August 31, 2019. The increase in working capital deficiency was mainly due to the increase in convertible note issued for payment made for operation expense on behalf of the Company.

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2020	2019	Changes

Net cash used in operating activities	$(25,861)	$(27,857)	$1,996
Net cash provided by investing activities	$-	$53	$(53)
Net cash provided by financing activities	$26,803	$28,594	$(1,791)
Net increase in cash and cash equivalents	$942	$790	$152

Cash Flow from Operating Activities

During the nine months ended May 31, 2020, net cash used in operating activities was $25,861, related to our net loss of $111,659, decreased by note discount amortization of $73,043 and net changes in operating assets and liabilities of $12,755.

During the nine months ended May 31, 2019, net cash used in operating activities was $27,857, related to our net loss of $24,587, increased by net changes in operating assets and liabilities of $3,270.

Cash Flow from Investing Activities

During the nine months ended May 31, 2020, we had no investing activities.

During the nine months ended May 31, 2019, net cash provided by investing activities was $53 from acquisition of net cash from No Tie LLC.

Cash Flow from Financing Activities

During the nine months ended May 31, 2020 and May 31, 2019, net cash provided by financing activities was $26,803 from proceeds from issuance of convertible note and $28,594 from advancement from the director, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended May 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KALMIN CORP.
(Registrant)

Dated: July 14, 2020	/s/ Xie Qi Kang
Xie Qi Kang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

