Form 10-K
period 2020-08-31
Nanovation Microtech, Inc.
filed 2020-12-10
CIK 1685570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-52831

NANOVATION MICROTECH, INC.
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2020, was $30,108 based on a $0.036 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

80,616 shares of common stock as of December 8, 2020.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Nanovation Microtech, Inc. , a Nevada corporation and our wholly-owned subsidiary, No Tie LLC, a New York limited liability corporation, unless otherwise indicated.

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

We have one part-time employee who devotes only 10 hours per week to our affairs and provides services to others in the business of developing, marketing and selling mobile applications. There can be no assurance that concepts for mobile applications developed by our employee will be presented to our company for consideration. With respect to any new applications developed by our employee, our company’s position is that any such applications developed while they are using the resources of our company, will be owned by our company. At this time, we do not believe that the applications our employee will develop for our company will fall within the types of applications they may develop for other companies. However, no assurance can be given that a conflict will not arise over ownership of the applications developed by our employee, or that they will not become associated with another company that develops applications similar to those of our company. In either event, our company may not have rights to the applications developed by our employee that our company believes we are entitled to own. In the event of a conflict over ownership of applications developed by our employee, our company intends to enter into discussion to resolve the conflict amicably prior to any legal rights or remedies that may be available to our company.

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

Risks Related to our Business

Our ability to operate as a going concern is in doubt

The audit opinion and notes that accompany our financial statements for the year ended August 31, 2018, disclose a ‘going concern’ qualification to our ability to continue in business. The accompany statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds.

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
•

Apple modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or change how the personal information of its users is made available to application developers on the their platform or shared by users from Apple’s strong brand recognition and large user base.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our common shares are listed for quotation on the Pink sheets of the OTC Markets under the trading symbol “KLMN”. Trading in stocks quoted on the Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

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

Holders

As of December 8, 2020, we had 3 shareholders of record of our common stock with 80,616 shares of common stock outstanding.

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

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended August 31, 2020.

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

Fiscal Years Ended August 31, 2020 and 2019

The following discussion and analysis should be read in conjunction with our company’s audited financial statements for the fiscal years ended August 31, 2020 and 2019 and accompanying notes appended thereto that are included in this annual report.

Results of Operations

Year Ended August 31, 2020 Compared to August 31, 2019

Our operating results for the year ended August 31, 2020 and August 31, 2019, and the changes between those periods for the respective items are summarized as follows:

	Ended	Ended
	August 31,	August 31,
	2020	2019	Changes $	Change %

Revenues	$794	$2,774	$(1,980)	(71%)
Operating Expenses	$40,414	$35,632	$4,782	13%
Other Expenses	$93,501	$-	$93,501	-
Net loss	$(133,121)	$(32,858)	$(100,263)	305%

On December 1, 2018, we entered into a Share Sale and Purchase Agreement with No Tie LLC. The Acquisition closed on January 25, 2019. At closing, No Tie became a subsidiary of our company.

During the year ended August 31, 2020 and August 31, 2019, we incurred total net loss of $133,121 and $32,858, respectively.

We had sales for the year ended August 31, 2020 as compared to $2,774 revenue from mobile application sales during the year ended August 31, 2019. The Company started to recognize mobile application sales since the acquisition of No Tie LLC on January 25, 2019.

Operating expenses were $40,414 for the year ended August 31, 2020, compared to $35,362 for the year ended August 31, 2019 due to the increase in professional fees incurred with respect to the requirements for public reporting.

Other expenses incurred during the year ended August 31, 2020 were $93,501 consisting of note discount amortization of $80,085 and note interest of $13,416.

Liquidity and Capital Resources

Working Capital

	As of	As of
	August 31,	August 31,
	2020	2019	Changes $	Change %

Current Assets	$-	$2,326	$(2,326)	(100%)
Current Liabilities	$105,599	$54,890	$50,709	92%
Working Capital (Deficiency)	$(105,599)	$(52,564)	$(53,035)	101%

As of August 31, 2020, we had a working capital deficit of $105,599 compared to a working capital deficit of $52,564 as of August 31, 2019. The increase in working capital deficiency was mainly due to the increase in convertible note issued for payment made for operation expense on behalf of the Company and accrued interest.

Cash Flows

	Year	Year
	Ended	Ended
	August 31,	August 31,
	2020	2019	Changes	Change %

Net cash used in operating activities	$(35,694)	$(41,863)	$6,169	(15%)
Net cash provided by investing activities	$-	$53	$(53)	(100%)
Net cash provided by financing activities	$33,846	$43,658	$(9,812)	(22%)
Net increase(decrease) in cash and cash equivalents	$(1,848)	$1,848	$(3,696)	(200%)

Cash Flow from Operating Activities

During the year ended August 31, 2020, net cash used in operating activities was $35,694, related to our net loss of $133,121, decreased by note discount amortization of $80,086 and net changes in operating assets and liabilities of $17,341.

During the year ended August 31, 2019, net cash used in operating activities was $41,863, related to our net loss of $32,858, increased by net changes in operating assets and liabilities of $9,005.

Cash Flow from Investing Activities

During the year ended August 31, 2020, we had no investing activities.

During the year ended August 31, 2019, net cash provided by investing activities was $53 from acquisition of net cash from No Tie LLC.

Cash Flow from Financing Activities

During the year ended August 31, 2020 and August 31, 2019, net cash provided by financing activities was $33,846 from proceeds from issuance of convertible note and $43,658 from advancement from the director, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Off-Balance Sheet Arrangements

As of August 31, 2020, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The estimates on depreciation were based on the estimated useful lives of our company’s assets. Any estimates during the period have had an immaterial effect on earnings.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Nanovation Microtech, Inc. (formerly Kalmin Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nanovation Microtech, Inc. as of August 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

December 10, 2020

NANOVATION MICROTECH, INC.

(formerly KALMIN CORP.)

Consolidated Balance Sheets

	August 31,	August 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$-	$1,848
Accounts receivable	-	478
Total Current Assets	-	2,326

TOTAL ASSETS	$-	$2,326

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$12,100	$8,650
Accrued Interest	13,413	-
Convertible notes	80,086	-
Advances from director	-	46,240
TOTAL LIABILITIES	105,599	54,890

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 80,616 shares issued and outstanding	81	81
Additional paid-in capital	110,942	30,856
Retained earnings from discontinued operations	29,190	29,190
Accumulated deficit	(245,812)	(112,691)
Total Stockholders’ Deficit	(105,599)	(52,564)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$2,326

The accompanying notes are an integral part of these audited consolidated financial statements.

NANOVATION MICROTECH, INC.

(formerly KALMIN CORP.)

Consolidated Statements of Operations

	For the Year Ended
	August31,	August 31,
	2020	2019

REVENUES, NET OF FEES	$794	$2,774

OPERATING EXPENSES
General and administrative	$40,414	$35,632
Total Operating Expenses	40,414	35,632

OTHER EXPENSES
Interest expense	93,501	-
	93,501	-

Loss Before Income Taxes	(133,121)	(32,858)
Provision for Income Taxes	-	-
NET LOSS	$(133,121)	$(32,858)

Net loss per share: Basic and Diluted	$(1.65)	(0.41)
Weighted Average Common Shares Outstanding - Basic and Diluted	80,616	80,616

The accompanying notes are an integral part of these audited consolidated financial statements.

NANOVATION MICROTECH, INC.

(formerly KALMIN CORP.)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the year ended August 31, 2020 and 2019

				Retained
				Earnings
	Common Stock		Additional	from
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Total

*Balance - August 31, 2018	80,616	$81	$35,159	$29,190	$(79,833)	$(15,403)
Acquisition of net assets	-	-	(4,303)	-	-	(4,303)
Net loss	-	-	-	-	(32,858)	(32,858)
*Balance - August 31, 2019	80,616	$81	$30,856	$29,190	$(112,691)	$(52,564)
Note Beneficial Conversion Feature	-	-	80,086	-	-	80,086
Net loss	-	-	-	-	(133,121)	(133,121)
Balance - August 31, 2020	80,616	$81	$110,942	$29,190	$(245,812)	$(105,599)

* retroactively reflect 60:1 reverse stock split

The accompanying notes are an integral part of these audited consolidated financial statements.

NANOVATION MICROTECH, INC.

(formerly KALMIN CORP.)

Consolidated Statements of Cash Flows

	For the Year Ended
	August 31,	August 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(133,121)	$(32,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Note Discount Amortization	80,086	-
Changes in operating assets and liabilities:
Accounts receivable	478	(478)
Accounts payable and accrued liabilities	3,450	(8,527)
Accrued interest	13,413	-
Net cash used in operating activities	(35,694)	(41,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition (Disposal) of net cash from No Tie LLC	-	53
Net cash provided by investing activities	-	53

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from director	-	43,658
Proceeds from issuance of convertible note	33,846	-
Net cash provided by financing activities	33,846	43,658

Net changes in cash and cash equivalents	(1,848)	1,848
Cash and cash equivalents - beginning of period	1,848	-
Cash and cash equivalents - end of period	$-	$1,848

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Note Beneficial Conversion Feature	$80,086	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

NANOVATION MICROTECH, INC.

(formerly KALMIN CORP.)

Notes to the Audited Consolidated Financial Statements

August 31, 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Nanovation Microtech, Inc. (“the Company”) was incorporated on July 20, 2016 in the State of Nevada.

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

On June 15, 2020, the Company approved the name change and a 60:1 reverse stock split which was approved by FINRA and effective July 15, 2020.

Current Business

Upon closing of the Acquisition, the Company is now an App business with 120+ Apps primarily for iPhone, iPad and Apple.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company incurred an operating loss of $133,121 during the year ended August 31, 2020 and has accumulated deficit of $245,812 from continued operations and retained earnings of $29,190 from discontinued operations as of August 31, 2020. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in conformity with GAAP and are expressed in U.S. dollars. The Company’s fiscal year-end is August 31st.

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

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. (see Note 6)

Basic and Diluted Net Loss Per Share

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

For the year ended August 31, 2020 and August 31, 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	August 31,	August 31,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	80,085,730	-

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – CONVERTIBLE NOTES

	August 31,	August 31,
	2020	2019
Convertible Notes - December 2019	$68,813	$-
Convertible Notes - May 2020	4,230	-
Convertible Notes - August 2020	7,043
	80,086	-
	(80,086)	-
Long-term convertible notes payable	$-	$-

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

On May 31, 2020, the Company issued a convertible note to an un-affiliated party of $4,230 for paying operating expenses on behalf of the Company. The convertible notes are due on demand, bear interest at 25% per annum and are convertible at $0.001 per share for the Company common stock. The discount on convertible notes from beneficial conversion feature of $4,230 was fully amortized during the year ended August 31, 2020.

On August 31, 2020, the Company issued a convertible note to an un-affiliated party of $7,043 for paying operating expenses on behalf of the Company. The convertible notes are due on demand, bear interest at 25% per annum and are convertible at $0.001 per share for the Company common stock. The discount on convertible notes from beneficial conversion feature of $7,043 was fully amortized during the year ended August 31, 2020.

 As of August 31, 2020, the Company owed convertible note payable of $80,086 and accrued interest of $13,413. During the year ended August 31, 2020, the Company incurred interest expense of $13,413 and amortization of note discount of $80,086.

NOTE 5 – COMMON STOCK

The Company has authorized seventy-five million (75,000,000) shares of common stock with a par value of $0.001.

On June 15, 2020, a majority of our stockholders and our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a sixty (60) old for one (1) new basis. The reverse stock split became effective on July 15, 2020. The reverse stock split has been retrospectively reflected in the financial statements for the year ended August 31, 2020.

As of August 31, 2020, and 2019, 80,616 shares of common stock were issued and outstanding.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended August 31, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of August 31, 2020 and 2019 are as follows:

	August 31,	August 31,
	2020	2019
Net operating loss carryforward	$(216,622)	$(83,501)
Effective tax rate	21%	21%
Deferred tax asset	(45,491)	(17,535)
Less: Valuation allowance	45,491	17,535
Net deferred asset	$-	$-

As of August 31, 2020, the Company had $216,622 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire between 2036 and 2038. NOLs generated in tax years prior to August 31, 2018, can be carried forward for twenty years, whereas NOLs generated after August 31, 2018 can be carried forward indefinitely.

In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2020 are subject to review by the tax authorities.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

From October 24, 2017 through January 29, 2019, Accell Audit & Compliance, P.A. (“Accell”), was the independent registered public accounting firm of our company. On January 29, 2019, we notified Accell we were terminating it as our independent certifying accountant.

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

On January 29, 2019, we engaged BF Borgers CPA PC, Certified Public Accountants (“Borgers”), an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our Chief Executive Officer, our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of August 31, 2020 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2020, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of August 31, 2020, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at August 31, 2020, our company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of August 31, 2020 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Name	Age	Positions Held	Date of Appointment

Xie Qi Kang	71	Chief Executive Officer, President, Secretary, Treasurer and Director	January 25, 2019

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended August 31, 2020, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We do not currently have a Code of Ethics in place for the Company. Our business operations are not complex and are very limited. Our company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2020. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2020 and 2019; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2020 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
Xie Qi Kang	2020	0	0	0	0	0	0	0	0
CEO(1) President, Secretary, Treasurer and Director	2019	0	0	0	0	0	0	0	0

Teddy Chen An(2)	2020	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former CEO, President, Secretary, Treasurer and Director	2019	0	0	0	0	0	0	0	0

___________

(1)	Xie Qi Kang was appointed President, Chief Executive Officer, Secretary, Treasurer and director on January 25, 2019.
(2)	Teddy Chen An was appointed President, Chief Executive Officer, Secretary, Treasurer and director on May 4, 2018 and resigned on January 25, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 8, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Xie Qi Kang Osterbrogade 226 st. tv Copenhagen, Denmark 2100	0	0%
Directors and Executive Officers as a Group	0	0%
Greenfield International Limited 3rd Floor, 14 Hanover Street Mayfair, London UK W1S 1YH	66,667 Common / Direct	82.70%
5% Shareholders as a Group	66,667 Common	82.70%

_______________

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 8, 2020. As of December 8, 2020, there were 80,616 shares of our common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2020 and for fiscal year ended August 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended August 31, 2020	Year Ended August 31, 2019

Audit Fees	$27,540	$17,810
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$27,540	$17,810

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

NANOVATION MICROTECH, INC.

Dated December 10, 2020	By:	/s/ Xie Qi Kang
Xie Qi Kang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated December 10, 2020	/s/ Xie Qi Kang
Xie Qi Kang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

