Form 10-Q
period 2020-11-30
Nanovation Microtech, Inc.
filed 2020-12-30
CIK 1685570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

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

80,616 common shares issued and outstanding as of December 17, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NANOVATION MICROTECH, INC.

Consolidated Balance Sheets

As of November 30, 2020 and 2019

(Unaudited)

	November 30,	August 31,
	2020	2020

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Accounts receivable	-	-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$20,725	$12,100
Accrued Interest	18,530	13,413
Convertible notes	88,660	80,086
TOTAL LIABILITIES	127,915	105,599

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 80,616 shares issued and outstanding	81	81
Additional paid-in capital	119,516	110,942
Retained earnings from discontinued operations	29,190	29,190
Accumulated deficit	(276,702)	(245,812)
Total Stockholders’ Deficit	(127,915)	(105,599)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NANOVATION MICROTECH, INC.

Consolidated Statements of Operations

For the three months ended November 30, 2020 and 2019

(Unaudited)

	For the Three Months Ended
	November30,	November 30,
	2020	2019

REVENUES, NET OF FEES	$-	$794

OPERATING EXPENSES
General and administrative	$17,198	$16,650
Total Operating Expenses	17,198	16,650

OTHER EXPENSES
Interest expense	13,692	-
	13,692	-

Loss Before Income Taxes	(30,890)	(15,856)
Provision for Income Taxes	-	-
NET LOSS	$(30,890)	$(15,856)

Net loss per share: Basic and Diluted	$(0.38)	(0.20)
Weighted Average Common Shares Outstanding - Basic and Diluted	80,616	80,616

The accompanying notes are an integral part of these unaudited financial statements.

NANOVATION MICROTECH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the three months ended November 30, 2020 and 2019

(Unaudited)

				Retained Earnings
	Common Stock		Additional	from
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Total

Balance - August 31, 2020	80,616	$81	$110,942	$29,190	$(245,812)	$(105,599)
Note Beneficial Conversion Feature	-	-	8,574	-	-	8,574
Net loss	-	-	-	-	(30,890)	(30,890)
Balance - November 30, 2020	80,616	$81	$119,516	$29,190	$(276,702)	$(127,915)

				Retained Earnings
	Common Stock		Additional	from
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Total

*Balance - August 31, 2019	80,616	$81	$30,856	$29,190	$(112,691)	$(52,564)
Net loss	-	-	-	-	(15,856)	(15,856)
Balance - November 30, 2019	80,616	$81	$30,856	$29,190	$(128,547)	$(68,420)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NANOVATION MICROTECH, INC.

Consolidated Statements of Cash Flows

For the three months ended November 30, 2020 and 2019

(Unaudited)

	For the Three Months Ended
	November 30,	November30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,890)	$(15,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Note Discount Amortization	8,574	-
Changes in operating assets and liabilities:
Accounts receivable	-	148
Accounts payable and accrued liabilities	8,625	300
Accrued interest	5,117	-
Net cash used in operating activities	(8,574)	(15,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from director	-	16,350
Proceeds from issuance of convertible note	8,574	-
Net cash provided by financing activities	8,574	16,350

Net changes in cash and cash equivalents	-	942
Cash and cash equivalents - beginning of period	-	1,848
Cash and cash equivalents - end of period	$-	$2,790

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Note Beneficial Conversion Feature	$8,574	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NANOVATION MICROTECH, INC.

Notes to the Unaudited Consolidated Financial Statements

November 30, 2020

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company incurred an operating loss of $30,890 during the three months ended November 30, 2020 and has accumulated deficit of $276,702 from continued operations and retained earnings of $29,190 from discontinued operations as of November 30, 2020. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the year ending August 31, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2020included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 10, 2020.

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

For the three months ended November 30, 2020 and November 30, 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	November 30,	November 30,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	88,659,730	-

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – CONVERTIBLE NOTES

	November 30,	August 31,
	2020	2020
Convertible Notes - December 2019	$68,813	$68,813
Convertible Notes - May 2020	4,230	4,230
Convertible Notes - August 2020	7,043	7,043
Convertible Notes - November 2020	8,574	-
	88,660	80,086
	(88,660)	(80,086)
Long-term convertible notes payable	$-	$-

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

On November 30, 2020, the Company issued a convertible note to an un-affiliated party of $8,574 for paying operating expenses on behalf of the Company. The convertible notes are due on demand, bear interest at 25% per annum and are convertible at $0.001 per share for the Company common stock. The discount on convertible notes from beneficial conversion feature of $8,574 was fully amortized during the three months ended November 30, 2020.

As of November 30, 2020, the Company owed convertible note payable of $88,660 and accrued interest of $18,530. During the three months ended November 30, 2020, the Company incurred interest expense of $5,117 and amortization of note discount of $8,574.

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

As of November 30, 2020, and 2019, 80,616 shares of common stock were issued and outstanding.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Nanovation Microtech, Inc. and our wholly-owned subsidiary, No Tie LLC, a New York limited liability corporation, unless otherwise indicated.

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

Results of Operations

Three Months Ended November 30, 2020 Compared to November 30, 2019

Our operating results for the three months ended November 30, 2020 and November 30, 2019, and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2020	2019	Changes $	Change %

Revenues	$-	$794	$(794)	(100)%
Operating Expenses	$17,198	$16,650	$548	3%
Other Expenses	$13,692	$-	$13,692	-
Net loss	$(30,890)	$(15,856)	$(15,034)	95%

During the three months ended November 30, 2020 and November 30, 2019, we incurred total net loss of $30,890 and $15,856, respectively.

We had no sales for the three months ended November 30, 2020 as compared to $794 revenue from mobile application sales during the three months ended November 30, 2019.

Operating expenses were $17,198 for the three months ended November 30, 2020, compared to $16,650 for the three months ended November 30, 2019 due to the increase in professional fees incurred with respect to the requirements for public reporting.

Other expenses incurred during the three months ended November 30, 2020 were $13,692 consisting of note discount amortization of $8,574 and note interest of $5,118.

Liquidity and Capital Resources

Working Capital

	As of	As of
	November 30,	August 31,
	2020	2020	Changes $	Change %

Current Assets	$-	$-	$-	N/A
Current Liabilities	$127,915	$105,599	$22,316	21%
Working Capital (Deficiency)	$(127,915)	$(105,599)	$(22,316)	21%

As of November 30, 2020, we had a working capital deficit of $127,915 compared to a working capital deficit of $105,599 as of August 31, 2020. The increase in working capital deficiency was mainly due to the increase in convertible note issued for payment made for operation expense on behalf of the Company.

Cash Flows

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2020	2019	Changes	Change %

Net cash used in operating activities	$(8,574)	$(15,408)	$6,834	(44%)
Net cash provided by financing activities	$8,574	$16,350	$(7,776)	(48%)
Net increase(decrease) in cash and cash equivalents	$-	$942	$(942)	(100%)

Cash Flow from Operating Activities

During the three months ended November 30, 2020, net cash used in operating activities was $8,574, related to our net loss of $30,890, decreased by note discount amortization of $8,574 and net changes in operating assets and liabilities of $13,742.

During the three months ended November 30, 2019, net cash used in operating activities was $15,408, related to our net loss of $15,856, decreased by net changes in operating assets and liabilities of $448.

Cash Flow from Investing Activities

During the three months ended November 30, 2020 and November 30, 2019, we had no investing activities.

Cash Flow from Financing Activities

During the three months ended November 30, 2020 and November 30, 2019, net cash provided by financing activities was $8,574 from proceeds from issuance of convertible note and $16,350 from advancement from the director, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 30, 2020, the Company issued a convertible note to an un-affiliated party of $8,574 for paying operating expenses on behalf of the Company. The convertible notes are due on demand, bear interest at 25% per annum and are convertible at $0.001 per share for the Company common stock. The discount on convertible notes from beneficial conversion feature of $8,574 was fully amortized during the three months ended November 30, 2020.

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

NANOVATION MICROTECH, INC.
(Registrant)

Dated: December 30, 2020	/s/ Xie Qi Kang
Xie Qi Kang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

