Form 10-Q
period 2021-02-28
Nanovation Microtech, Inc.
filed 2021-04-14
CIK 1685570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

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

80,616 common shares issued and outstanding as of March 30, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NANOVATION MICROTECH, INC.

Consolidated Balance Sheets

As of February 28, 2021 and August 31, 2020

(Unaudited)

	February 28,	August 31,
	2021	2020

ASSETS
Current Assets
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$11,601	$12,100
Accrued Interest	24,077	13,413
Convertible notes	88,660	80,086
Due to related party	13,354	-
TOTAL LIABILITIES	137,692	105,599

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 80,616 shares issued and outstanding	81	81
Additional paid-in capital	119,516	110,942
Retained earnings from discontinued operations	29,190	29,190
Accumulated deficit	(286,479)	(245,812)
Total Stockholders' Deficit	(137,692)	(105,599)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NANOVATION MICROTECH, INC.

Consolidated Statements of Operations

For the six months and three months ended February 28, 2021 and February 29, 2020

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

REVENUES, NET OF FEES	$-	$-	$-	$794

OPERATING EXPENSES
General and administrative	$4,230	$6,523	$21,428	$23,173
Total Operating Expenses	4,230	6,523	21,428	23,173

OTHER EXPENSES
Interest expense	5,547	73,162	19,239	73,162
	5,547	73,162	19,239	73,162

Loss Before Income Taxes	(9,777)	(79,685)	(40,667)	(95,541)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(9,777)	$(79,685)	$(40,667)	$(95,541)

Net loss per share: Basic and Diluted	$(0.12)	$(0.99)	$(0.50)	(1.19)
Weighted Average Common Shares Outstanding - Basic and Diluted	80,616	80,616	80,616	80,616

The accompanying notes are an integral part of these unaudited financial statements

NANOVATION MICROTECH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the six months and three months ended February 28, 2021 and February 29, 2020

(Unaudited)

				Retained Earnings
	Common Stock		Additional	from
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Total

Balance - August 31, 2020	80,616	$81	$110,942	$29,190	$(245,812)	$(105,599)
Note Beneficial Conversion Feature	-	-	8,574	-	-	8,574
Net loss	-	-	-	-	(30,890)	(30,890)
Balance - November 30, 2020	80,616	$81	$119,516	$29,190	$(276,702)	$(127,915)
Net loss	-	-	-	-	(9,777)	(9,777)
Balance - February 28, 2021	80,616	$81	$119,516	$29,190	$(286,479)	$(137,692)

				Retained Earnings
	Common Stock		Additional	from
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Total

*Balance - August 31, 2019	80,616	$81	$30,856	$29,190	$(112,691)	$(52,564)
Net loss	-	-	-	-	(15,856)	(15,856)
Balance - November 30, 2019	80,616	$81	$30,856	$29,190	$(128,547)	$(68,420)
Note Beneficial Conversion Feature	-	-	68,813	-	-	68,813
Net loss	-	-	-	-	(79,685)	(79,685)
Balance - February 29, 2020	80,616	$81	$99,669	$29,190	$(208,232)	$(79,292)

* retroactively reflect 60:1 reverse stock split

The accompanying notes are an integral part of these unaudited financial statements

NANOVATION MICROTECH, INC.

Consolidated Statements of Cash Flows

For the six months ended February 28, 2021 and February 29, 2020

(Unaudited)

	For the Six Months Ended
	February 28,	February 29,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,667)	$(95,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Note Discount Amortization	8,574	68,813
Changes in operating assets and liabilities:
Accounts receivable	-	148
Accounts payable and accrued liabilities	(499)	600
Accrued interest	10,664	4,349
Net cash used in operating activities	(21,928)	(21,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from director	13,354	-
Proceeds from issuance of convertible note	8,574	22,573
Net cash provided by financing activities	21,928	22,573

Net changes in cash and cash equivalents	-	942
Cash and cash equivalents - beginning of period	-	1,848
Cash and cash equivalents - end of period	$-	$2,790

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Note Beneficial Conversion Feature	$8,574	$68,813

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NANOVATION MICROTECH, INC.

Notes to the Unaudited Consolidated Financial Statements

February 28, 2021

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company incurred an operating loss of $40,667 during the six months ended February 28, 2021 and has accumulated deficit of $286,479 from continued operations and retained earnings of $29,190 from discontinued operations as of February 28, 2021. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2021 are not necessarily indicative of the results that may be expected for the year ending August 31, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 10, 2020.

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

For the six months ended February 28, 2021 and February 29, 2020, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	February 28,	February 29,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	88,659,730	68,813,000

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

NOTE 4 – CONVERTIBLE NOTES

	February 28,	August 31,
	2021	2020
Convertible Notes - December 2019	$68,813	$68,813
Convertible Notes - May 2020	4,230	4,230
Convertible Notes - August 2020	7,043	7,043
Convertible Notes - November 2020	8,574	-
	88,660	80,086
less: current convertible note payable	(88,660)	(80,086)
Long-term convertible note payable	$-	$-

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

On November 30, 2020, the Company issued a convertible note to an un-affiliated party of $8,574 for paying operating expenses on behalf of the Company. The convertible notes are due on demand, bear interest at 25% per annum and are convertible at $0.001 per share for the Company common stock. The discount on convertible notes from beneficial conversion feature of $8,574 was fully amortized during the six months ended February 28, 2021.

As of February 28, 2021 and August 31, 2020, the Company owed convertible note payable of $88,660 and $80,086, and accrued interest of $24,077 and $13,413, respectively. During the six months ended February 28, 2021 and February 29, 2020, the Company incurred interest expense of $10,664 and $4,349, and amortization of note discount of $8,574 and $68,813, respectively.

NOTE 4- RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2021 and February 29, 2020, the Director of the Company advanced $13,354 and $0 to the Company for operation expenses, respectively.

As of February 28, 2021 and August 31, 2020, amount due to the related party was $13,354 and $0, respectively.

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

As of February 28, 2021 and August 31, 2020, 80,616 shares of common stock were issued and outstanding.

NOTE 6 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at February 28, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

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

Results of Operations

Three Months Ended February 28, 2021 Compared to February 29, 2020

Our operating results for the three months ended February 28, 2021 and February 29, 2020, and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	February 28,	February 29,
	2021	2020	Changes $	Change %

Operating Expenses	$4,230	$6,523	$(2,293)	-35%
Other Expenses	$5,547	$73,162	$(67,615)	-92%
Net loss	$(9,777)	$(79,685)	$69,908	-88%

During the three months ended February 28, 2021 and February 29, 2020, we incurred total net loss of $9,777 and $79,685, respectively.

We had no sales for the three months ended February 28, 2021 and February 29, 2020.

Operating expenses were $4,230 for the three months ended February 28, 2021, compared to $6,523 for the three months ended February 29, 2020 due to the decrease in professional fees incurred with respect to the requirements for public reporting.

Other expenses incurred during the three months ended February 28, 2021 were $5,547, compared to $73,162 for the three months ended February 29, 2020 due to note discount amortization of $68,813 incurred during the three months ended February 29, 2020.

Six Months Ended February 28, 2021 Compared to February 29, 2020

	Six Months	Six Months
	Ended	Ended
	February 28,	February 29,
	2021	2020	Changes $	Change %

Revenues	$-	$794	$(794)	-100%
Operating Expenses	$21,428	$23,173	$(1,745)	-8%
Other Expenses	$19,239	$73,162	$(53,923)	-74%
Net loss	$(40,667)	$(95,541)	$54,874	-57%

During the six months ended February 28, 2021 and February 29, 2020, we incurred total net loss of $40,667 and $95,541, respectively.

We had no sales for the six months ended February 28, 2021 as compared to $794 revenue from mobile application sales during the six months ended February 29, 2020.

Operating expenses were $21,428 for the six months ended February 28, 2021, compared to $23,173 for the six months ended February 29, 2020.

Other expenses incurred during the six months ended February 28, 2021 were $19,239, compared to $75,162 for the six months ended February 29, 2020 due to the decrease in note discount amortization of $8,574 incurred during the six months ended February 28, 2021 from $68,813 incurred during the six months ended February 29, 2020

Liquidity and Capital Resources

Working Capital

	As of	As of
	February 28,	August 31,
	2021	2020	Changes $	Change %

Current Assets	$-	$-	$-	-
Current Liabilities	$137,692	$105,599	$32,093	30%
Working Capital (Deficiency)	$(137,692)	$(105,599)	$(32,093)	30%

As of February 28, 2021, we had a working capital deficit of $137,692 compared to a working capital deficit of $105,599 as of August 31, 2020. The increase in working capital deficiency was mainly due to the increase in convertible notes issued for payment made for operation expense on behalf of the Company, accrued interest from the convertible notes and advancement made from the Director for operation expenses on behalf of the Company.

Cash Flows

	Six Months	Six Months
	Ended	Ended
	February 28,	February 29,
	2021	2020	Changes	Change %

Net cash used in operating activities	$(21,928)	$(21,631)	$(297)	1%
Net cash provided by financing activities	$21,928	$22,573	$(645)	-3%
Net increase(decrease) in cash and cash equivalents	$-	$942	$(942)	-100%

Cash Flow from Operating Activities

During the six months ended February 28, 2021, net cash used in operating activities was $21,928, related to our net loss of $40,667, decreased by note discount amortization of $8,574 and net changes in operating assets and liabilities of $10,165.

During the six months ended February 29, 2020, net cash used in operating activities was $21,631, related to our net loss of $95,541, decreased by note discount amortization of $68,813 and net changes in operating assets and liabilities of $5,097.

Cash Flow from Investing Activities

During the six months ended February 28, 2021 and February 29, 2020, we had no investing activities.

Cash Flow from Financing Activities

During the six months ended February 28, 2021 and February 29, 2020, net cash provided by financing activities was $21,928 and $22,573, respectively.

Net cash provided by financing activities of $21,928 during the six months ended February 28, 2021 consists of advancement from the Director of $13,354 and proceeds from issuance of convertible note of $8,574.

During the six months ended February 29, 2020, the Company received advancement from the Director of $22,573.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that as of such date, our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 30, 2020, the Company issued a convertible note to an un-affiliated party of $8,574 for paying operating expenses on behalf of the Company. The convertible notes are due on demand, bear interest at 25% per annum and are convertible at $0.001 per share for the Company common stock. The discount on convertible notes from beneficial conversion feature of $8,574 was fully amortized during the six months ended February 28, 2021.

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

NANOVATION MICROTECH, INC.
(Registrant)

Dated: April 14, 2021	/s/ Xie Qi Kang
Xie Qi Kang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

