Form 10-Q
period 2021-05-31
Nanovation Microtech, Inc.
filed 2021-07-08
CIK 1685570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

80,616 common shares issued and outstanding as of July 2, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NANOVATION MICROTECH, INC.

Consolidated Balance Sheets

As of May 31, 2021 and August 31, 2020

(Unaudited)

	May 31,	August 31,
	2021	2020

ASSETS
Current Assets
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$13,800	$12,100
Accrued Interest	29,742	13,413
Convertible notes	88,660	80,086
Due to related party	18,884	-
TOTAL LIABILITIES	151,086	105,599

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share, 75,000,000 shares authorized, 80,616 shares issued and outstanding	81	81
Additional paid-in capital	119,516	110,942
Retained earnings from discontinued operations	29,190	29,190
Accumulated deficit	(299,873)	(245,812)
Total Stockholders’ Deficit	(151,086)	(105,599)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NANOVATION MICROTECH, INC.

Consolidated Statements of Operations

For the nine months and three months ended May 31, 2021 and May 31, 2020

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020

REVENUES, NET OF FEES	$-	$-	$-	$794

OPERATING EXPENSES
General and administrative	$7,730	$7,492	$29,158	$30,665
Total Operating Expenses	7,730	7,492	29,158	30,665

OTHER EXPENSES
Interest expense	5,664	8,626	24,903	81,788
	5,664	8,626	24,903	81,788

Loss Before Income Taxes	(13,394)	(16,118)	(54,061)	(111,659)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(13,394)	$(16,118)	$(54,061)	$(111,659)

Net loss per share: Basic and Diluted	$(0.17)	$(0.20)	$(0.67)	(1.39)
Weighted Average Common Shares Outstanding - Basic and Diluted	80,616	80,616	80,616	80,616

The accompanying notes are an integral part of these unaudited financial statements

NANOVATION MICROTECH, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the nine months and three months ended May 31, 2021 and May 31, 2020

(Unaudited)

	Common Stock		Additional	Retained Earnings from		Total
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Stockholders’ Deficit

Balance - August 31, 2020	80,616	$81	$110,942	$29,190	$(245,812)	$(105,599)
Note Beneficial Conversion Feature	-	-	8,574	-	-	8,574
Net loss	-	-	-	-	(30,890)	(30,890)
Balance - November 30, 2020	80,616	$81	$119,516	$29,190	$(276,702)	$(127,915)
Net loss	-	-	-	-	(9,777)	(9,777)
Balance - February 28, 2021	80,616	$81	$119,516	$29,190	$(286,479)	$(137,692)
Net loss	-	-	-	-	(13,394)	(13,394)
Balance - May 31, 2021	80,616	$81	$119,516	$29,190	$(299,873)	$(151,086)

	Common Stock		Additional	Retained Earnings from		Total
	Number of Shares	Amount	Paid-in Capital	Discontinued Operations	Accumulated Deficit	Stockholders’ Deficit

*Balance - August 31, 2019	80,616	$81	$30,856	$29,190	$(112,691)	$(52,564)
Net loss	-	-	-	-	(15,856)	(15,856)
Balance - November 30, 2019	80,616	$81	$30,856	$29,190	$(128,547)	$(68,420)
Note Beneficial Conversion Feature	-	-	68,813	-	-	68,813
Net loss	-	-	-	-	(79,685)	(79,685)
Balance - February 29, 2020	80,616	$81	$99,669	$29,190	$(208,232)	$(79,292)
Note Beneficial Conversion Feature	-	-	4,230	-	-	4,230
Net loss	-	-	-	-	(16,118)	(16,118)
Balance - May 31, 2020	80,616	$81	$103,899	$29,190	$(224,350)	$(91,180)

* retroactively reflect 60:1 reverse stock split

The accompanying notes are an integral part of these unaudited financial statements

NANOVATION MICROTECH, INC.

Consolidated Statements of Cash Flows

For the nine months ended May 31 2021 and May 31, 2020

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,061)	$(111,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Note Discount Amortization	8,574	73,043
Changes in operating assets and liabilities:
Accounts receivable	-	149
Accounts payable and accrued liabilities	1,701	3,861
Accrued interest	16,328	8,745
Net cash used in operating activities	(27,458)	(25,861)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from director	18,884	-
Proceeds from issuance of convertible note	8,574	26,803
Net cash provided by financing activities	27,458	26,803

Net changes in cash and cash equivalents	-	942
Cash and cash equivalents - beginning of period	-	1,848
Cash and cash equivalents - end of period	$-	$2,790

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Note Beneficial Conversion Feature	$8,574	$73,043

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NANOVATION MICROTECH, INC.

Notes to the Unaudited Consolidated Financial Statements

May 31, 2021

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company incurred an operating loss of $54,061 during the nine months ended May 31, 2021 and has accumulated deficit of $299,873 from continued operations and retained earnings of $29,190 from discontinued operations as of May 31, 2021. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors to become financially viable and continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2021 are not necessarily indicative of the results that may be expected for the year ending August 31, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. These interim financial statements are condensed and should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 10, 2020.

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

For the nine months ended May 31, 2021 and May 31, 2020, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	May 31,	May 31,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	88,659,730	73,043,000

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

NOTE 4 – CONVERTIBLE NOTES

	May 31,	August 31,
	2021	2020
Convertible Notes - December 2019	$68,813	$68,813
Convertible Notes - May 2020	4,230	4,230
Convertible Notes - August 2020	7,043	7,043
Convertible Notes - November 2020	8,574	-
	88,660	80,086
less: current convertible note payable	(88,660)	(80,086)
Long-term convertible notes payable	$-	$-

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

As of May 31, 2021 and August 31, 2020, the Company owed convertible note payable of $88,660 and $80,086, and accrued interest of $29,742 and $13,413, respectively. During the nine months ended May 31, 2021 and May 31, 2020, the Company incurred interest expense of $16,328 and $8,745, and amortization of note discount of $8,574 and $73,043, respectively.

NOTE 4- RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from the Company’s director. The amounts are non-interest bearing, have no set repayment terms and are not secured.

During the nine months ended May 31, 2021 and May 31, 2020, the Director of the Company advanced $13,884 and $0 to the Company for operation expenses, respectively.

As of May 31, 2021 and August 31, 2020, amount due to the related party was $18,884 and $0, respectively.

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

As of May 31, 2021 and August 31, 2020, 80,616 shares of common stock were issued and outstanding.

NOTE 6 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at May 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

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

Results of Operations

Three Months Ended May 31, 2021 Compared to May 31, 2020

Our operating results for the three months ended May 31, 2021 and May 31, 2020, and the changes between those periods for the respective items are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2021	2020	Changes $	Change %

Revenues	$-	$-	$-	0%
Operating Expenses	$7,730	$7,492	$238	3%
Other Expenses	$5,664	$8,626	$(2,962)	-34%
Net loss	$(13,394)	$(16,118)	$2,724	-17%

During the three months ended May 31, 2021 and May 31, 2020, we incurred total net loss of $13,394 and $16,118, respectively.

We had no sales for the three months ended May 31, 2021 and May 31, 2020.

Operating expenses were $7,730 for the three months ended May 31, 2021, compared to $7,492 for the three months ended May 31, 2020.

Other expenses incurred during the three months ended May 31, 2021 were $5,664, compared to $8,626 for the three months ended May 31, 2020 due to note discount amortization of $4,230 incurred during the three months ended May 31, 2020.

Nine Months Ended May 31, 2021 Compared to May 31, 2020

We had no sales for the nine months ended May 31, 2021 and May 31, 2020.

Our operating results for the nine months ended May 31, 2021 and May 31, 2020, and the changes between those periods for the respective items are summarized as follows:

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2021	2020	Changes $	Change %

Revenues	$-	$794	$(794)	-100%
Operating Expenses	$29,158	$30,665	$(1,507)	-5%
Other Expenses	$24,903	$81,788	$(56,885)	-70%
Net loss	$(54,061)	$(111,659)	$57,598	-52%

During the nine months ended May 31, 2021 and May 31, 2020, we incurred total net loss of $54,061 and $111,659, respectively.

We had no sales for the nine months ended May 31, 2021 as compared to $794 revenue from mobile application sales during the nine months ended May 31, 2020.

Operating expenses were $29,158 for the nine months ended May 31, 2021, compared to $30,665 for the nine months ended May 31 2020.

Other expenses incurred during the nine months ended May 31, 2021 were $24,903, compared to $81,788 for the nine months ended May 31, 2020 due to the decrease in note discount amortization of $8,574 incurred during the nine months ended May 31, 2021 from $73,043 incurred during the nine months ended May 31, 2020

Liquidity and Capital Resources

Working Capital

	As of	As of
	May 31,	August 31,
	2021	2020	Changes $	Change %

Current Assets	$-	$-	$-	-
Current Liabilities	$151,086	$105,599	$45,487	43%
Working Capital (Deficiency)	$(151,086)	$(105,599)	$(45,487)	43%

As of May 31 2021, we had a working capital deficit of $151,086 compared to a working capital deficit of $105,599 as of August 31, 2020. The increase in working capital deficiency was mainly due to the increase in convertible notes issued for payment made for operation expense on behalf of the Company, accrued interest from the convertible notes and advancement made from the Director for operation expenses on behalf of the Company.

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2021	2020	Changes	Change %

Net cash used in operating activities	$(27,458)	$(25,861)	$(1,597)	6%
Net cash provided by financing activities	$27,458	$26,803	$655	2%
Net increase(decrease) in cash and cash equivalents	$-	$942	$(942)	-100%

Cash Flow from Operating Activities

During the nine months ended May 31, 2021, net cash used in operating activities was $27,458, related to our net loss of $54,061, decreased by note discount amortization of $8,574 and net changes in operating assets and liabilities of $18,029.

During the nine months ended May 31, 2020, net cash used in operating activities was $25,861, related to our net loss of $111,659, decreased by note discount amortization of $73,043 and net changes in operating assets and liabilities of $12,755.

Cash Flow from Investing Activities

During the nine months ended May 31, 2021 and May 31, 2020, we had no investing activities.

Cash Flow from Financing Activities

During the nine months ended May 31, 2021 and May 31, 2020, net cash provided by financing activities was $27,458 and $26,803, respectively.

Net cash provided by financing activities of $27,458 during the nine months ended May 31, 2021 consists of advancement from the Director of $18,884 and proceeds from issuance of convertible note of $8,574.

During the nine months ended May 31, 2020, the Company received advancement from the Director of $26,803.

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

None

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

NANOVATION MICROTECH, INC.
(Registrant)

Dated: July 8, 2021	/s/ Xie Qi Kang
Xie Qi Kang
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

